Form 10-K
period 1999-12-31
STAR SERVICES GROUP INC
filed 2000-03-30
CIK 1090864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28779

                           STAR SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

              FLORIDA                                4953                              65-0893224
    (State or Other Jurisdiction         (Primary Standard Industrial               (I.R.S. Employer
 of Incorporation or Organization)       Classification Code Number)              Identification No.)

                                          STAR SERVICES GROUP, INC.
                                          2075 NORTH POWERLINE ROAD
                                         POMPANO BEACH, FLORIDA 33069
                                                (954) 974-3800
                                        (Address and Telephone Number
                       of Principal Executive Offices and Principal Place of Business)

                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD AND THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] OR NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 27, 2000, WAS APPROXIMATELY $16,572,550. THE AGGREGATE MARKET VALUE WAS COMPUTED BY USING THE CLOSING PRICE OF THE COMMON STOCK AS OF THAT DATE.

     THE NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OF THE REGISTRANT OUTSTANDING AT MARCH 27, 2000, WAS 8,159,260.

                      DOCUMENTS INCORPORATED BY REFERENCE
              (only to the extent set forth in the part indicated)

     Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for Registrant's Annual Meeting of Shareholders to be held on May 12, 2000, to be filed pursuant of Regulation 14A.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................     2
Item 2.    Properties..................................................    12
Item 3.    Legal Proceedings...........................................    13
Item 4.    Submission of Matters to a Vote of Security Holders.........    13

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    15
Item 6.    Selected Financial Data.....................................    15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    16
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    21
Item 8.    Financial Statements and Supplementary Data.................    22
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    37

PART III
Item 10.   Directors and Executive Officers of the Registrant..........    37
Item 11.   Executive Compensation......................................    37
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    37
Item 13.   Certain Relationships and Related Transactions..............    37

PART IV
Item 14.   Financial Statement Schedules, Exhibits, and Reports on Form
           8-K.........................................................    37

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Star Services Group, Inc. (herein after referred to as "Star" or the "Company") is an integrated solid waste services company providing services in south and central Florida. We intend to expand our operations into other areas of the eastern United States. We currently provide solid waste collection, transfer, disposal and recycling services in the Greater Miami, Fort Lauderdale and Palm Beach markets. We currently own and operate one company that collects solid waste and two material recovery facilities ("MRFs"). As of December 31, 1999, we were providing service to more than 1,500 commercial and industrial customers in Florida.

     Star Services was formed in February 1999, to build a leading solid waste service company in Florida and the eastern United States. We have targeted these markets because we believe that they have strong projected economic or population growth rates. Additionally, our senior management team has extensive experience in acquiring, integrating and operating solid waste services businesses in the eastern United States.

     The Company was incorporated under the laws of the State of Florida in April 1989 under the name Bailey & Baron, Inc. for the purpose of seeking viable businesses or enterprises with which to enter into a business combination. The Company had no material operations until June 1999, when Star Services, was merged (the "Merger") into the Company and the Company changed its name to Star Services Group, Inc. The Company was the surviving corporation in the merger. The Board of Directors and management of Star Services became the Board of Directors and management of the surviving corporation.

     Star Services had been formed in February 1999 as a holding company to facilitate the consolidation of the operations of five companies which were under common control, but which had operated independently. The Company acquired 100% of the capital stock of these predecessor companies in February 1999 in exchange for 5,000,000 shares of Star Services' common stock and they become wholly-owned subsidiaries of Star Services.

     Star Services and its predecessor corporations had revenues for the years ended December 31, 1999 and 1998 of approximately $12.9 million and $3.5 million, respectively.

     The five predecessor companies are:

     -  Delta Recycling Corp. ("Delta Recycling")

     -  Delta Transfer Corp. ("Delta Transfer")

     -  Eastern Recycling, Inc. ("ERI")

     -  Delta Resources Corp. ("Resources")

     -  Delrock Management Corp. ("Delrock")

     In addition the following subsidiaries were incorporated at the time of, or subsequent to, the formation of Star Services.

     -  Delta Waste Corp. ("Delta Waste")

     -  Delta Site Development Corp. ("Site")

     -  Delta Tall Pines Corp. ("Tall Pines")

     These companies specialize in the collection, recycling and disposal of construction and demolition materials and also provide other solid waste collection, recycling and waste industry services. In addition, ERI has entered into an agreement giving it the exclusive right to excavate, dredge, mine and remove sand products from a portion of a lake in Pompano Beach, Florida. ERI has not yet performed any dredging operations pursuant to this agreement. Delrock owns certain real estate used in conjunction with the Company's operations. In April 1999, Star Services formed an additional wholly-owned subsidiary, Delta Tall Pines Corp., to operate a MRF in Palm Beach County. See "Certain Transactions."

     In May 1999, Delta Resources entered into an option to purchase a C&D landfill in Marion County, Florida for $1.8 million. Consummation of the transaction is subject to satisfaction of certain conditions by the seller.

     Effective October 1, 1999, the Delta Site Development Corp. acquired the business, and substantially all of the assets and liabilities, of Mario's Equipment Rental, Inc. ("Mario's"). As a result, the Company commenced operations of providing site development services, such as site clearing and grading.

     Star Services Group, Inc.'s executive offices are located at 2075 N. Powerline Road, Pompano Beach, Florida 33069, telephone no. (954) 974-3800.

OPERATIONS

GENERAL

     The following table reflects the Company's operating revenues for each of 2 years ended 1998 and 1999 and the period from date of inception, August 26, 1997 through December 31, 1997 for each of the Company's principal lines of business.

                                                                                     AUGUST 26,
                                                                                        1997
                                                                                    (INCEPTION)
                                                        YEAR ENDED DECEMBER 31        THROUGH
                                                       -------------------------    DECEMBER 31,
                                                          1999           1998           1997
                                                       -----------    ----------    ------------
Waste Services
  Commercial Waste Services..........................  $   297,060    $    6,910      $      0
  Industrial Waste Services..........................    6,132,235     1,313,913       235,596
  Other Waste Services...............................       24,008         7,000             0
                                                       -----------    ----------      --------
     Total Waste Services............................    6,453,303     1,327,823       235,596
MRFs.................................................    5,793,445     2,215,028             0
Management Services..................................       20,258             0             0
Landfill.............................................      647,289             0             0
                                                       -----------    ----------      --------
Operating Revenue....................................  $12,914,295    $3,542,851      $235,596
                                                       ===========    ==========      ========

SERVICES

COMMERCIAL, INDUSTRIAL AND RESIDENTIAL WASTE SERVICES

     Star Services currently serves more than 1,500 commercial, industrial and residential customers.

     We provide commercial and industrial services under service agreements with terms ranging from one month to five years. We determine fees under these agreements based upon factors such as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by competitors in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. Our commercial and industrial customers use portable containers for storage, enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide containers of between one and fifty cubic yards to our customers.

     We intend to provide residential waste services under contracts with homeowners' associations, apartment owners or mobile home park operators, or on a subscription basis with individual households. We base residential contract fees primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by our competitors in that market for similar services.

TRANSFER STATION SERVICES AND MRFS

     Star Services has an active program to acquire, develop, own and operate transfer stations in markets sufficiently close to our existing operations to afford operating efficiencies. Star Services believes it can achieve operating efficiencies by:

     - owning the landfills to which solid wastes, including C&D debris, are delivered;

     -  hauling such wastes to Company-owned C&D MRFs;

     -  separating the materials delivered to the MRFs into usable components;
        and

     -  shipping these components to end-users.

Because Star Services is involved in each phase of operations, it believes that efficiencies in management and infrastructure are achieved.

     We operate two C&D MRFs in Broward County, Florida and one C&D MRF in Palm Beach County, Florida where we receive, separate and transfer material received from our own vehicles and other contractors. Both of these facilities have permits which allow us to separate the material received and sell any useful products such as wood, paper, metal and plastic. We believe that the MRFs benefit Star Services by:

     - concentrating the waste stream from a wider area, increasing the volume of disposal at landfills that we operate and giving us greater leverage in negotiating more favorable disposal rates at other landfills;

     -  improving utilization of collection personnel and equipment; and

     - building relationships with municipalities and private operators that deliver waste, which can lead to additional growth opportunities.

LANDFILLS

     Star Services seeks to identify solid waste and C&D landfill acquisition candidates to achieve vertical integration in markets where the economic and regulatory environment makes such acquisitions attractive. We believe that in some markets acquiring landfills provides opportunities to vertically integrate our collection, transfer and disposal operations while improving operating margins. We evaluate landfill candidates by determining, among other things, the amount of waste that could be diverted to the landfill in question, whether access to the landfill is economically feasible from Star Services' existing market areas either directly or through transfer stations, the expected life of the landfill, the potential for expanding the landfill and current disposal costs compared to the cost of acquiring the landfill. Where the acquisition of a landfill is not attractive, we pursue disposal contracts with facilities which are typically municipally controlled.

INDUSTRY OVERVIEW

     The solid waste services industry has undergone significant consolidation and integration since 1990. We believe that the following factors are primarily responsible for the consolidation and integration of the waste services industry:

     - Increased Impact of Regulations. Stringent industry regulations, such as the Subtitle D regulations, have caused operating and capital costs to rise and have accelerated consolidation and acquisition activities in the solid waste collection and disposal industry. Many smaller industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators. In addition, Subtitle D requires more stringent engineering of solid waste landfills, and mandates liner systems, leachate collection, treatment and monitoring systems and gas collection and monitoring systems. These ongoing costs are combined with increased financial reserve requirements for solid waste landfill operators relating to closure and post-closure monitoring. As a result, the number of solid waste landfills is declining while the average size is increasing.

     - Increased Integration of Collection and Disposal Operations. In certain markets, competitive pressures are forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations through which they secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills and capturing significant waste stream volumes to gain leverage in negotiating lower landfill fees and securing long-term, most-favored-pricing contracts with high capacity landfills.

     - Pursuit of Economies of Scale. Larger operators achieve economies of scale by vertically integrating their operations or by spreading their facility, asset and management infrastructure over larger volumes. Larger solid waste collection and disposal companies have become more cost-effective and competitive through control of a larger waste stream and by gaining access to significant financial resources to make acquisitions.

     Despite the ongoing consolidation, the solid waste services industry remains primarily regional in nature and highly fragmented. Based on published industry sources, approximately 27% of the total revenues of the U.S. solid waste industry is accounted for by more than 5,000 private, predominantly small collection and disposal businesses, approximately 41% by publicly traded solid waste companies and approximately 32% by municipal governments that provide collection and disposal services. We expect the current consolidation trends in the solid waste industry to continue, because many independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient integrated operators. In addition, many independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. We believe that the fragmented nature of the industry offers significant consolidation and growth opportunities, including Florida and the Eastern United States, for companies with disciplined acquisition programs, decentralized operating strategies and access to financial resources.

STRATEGY

     Our objective is to build a leading integrated solid waste services company in Florida and other areas of the Eastern United States with high population growth due to rapid residential and commercial development. We plan to accomplish this using a combination of strategic acquisitions and the opening of new operating centers in selected markets.

GROWTH STRATEGY

     - Expansion Through Acquisitions. We intend to expand the scope of our operations by acquiring solid waste operations in new markets and in existing or adjacent markets that are combined with or "tuck in" to existing operations.

       We intend to expand into some new geographic regions by entering these markets through acquisitions. We intend to use an initial acquisition in a new market as an operating base. Then we intend to seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making "tuck-in" acquisitions. We next intend to seek to broaden our regional presence by adding additional operations in markets adjacent to the new location. We are currently examining opportunities in central and western Florida.

     - New Operating Centers. In selected markets where we cannot find a suitable acquisition candidate, we intend to start a new operating company by using relationships developed with customers in our existing markets and a sales force focusing on building new client relationships. In these markets we will start with roll-off trucks servicing construction and demolition sites and will seek to permit transfer stations to recycle material received from these sites and ship any residue to landfills we intend to acquire in the future.

     - Internal Growth. To generate continued internal growth, we will focus on increasing market penetration in our current and adjacent markets, soliciting new commercial, industrial, and residential customers in markets where customers may elect whether or not to receive waste collection services, marketing upgraded or additional services to existing customers and, where appropriate, raising prices. As customers are added in existing markets, our revenue per truck increases, which generally increases our collection efficiencies and profitability.

OPERATING STRATEGY

     - Decentralized Operations. We intend to manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify customers' needs quickly and to address those needs in a cost-effective manner. We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets. We believe that this structure will give us a strategic competitive advantage, and make us an attractive buyer to many potential acquisition candidates. Star Services' management believes that the owners of the types of businesses it will seek to acquire often will desire to work for the Company after the acquisition. The Company foresees hiring many of these local managers. The Company believes that this policy will benefit the Company by providing a source of managers knowledgeable in the solid waste industry to assist with the integration of the acquired business. The Company also believes that granting an immediate equity interest to these managers will maximize their efforts on the Company's behalf.

       We currently deliver our services from four operating locations serving Dade, Palm Beach, Broward and Brevard Counties, Florida. Each operating location has a location manager, with autonomous service and decision-making authority for that location and is responsible for maintaining service quality, promoting safety in the operations, implementing marketing programs, and overseeing day-to-day operations, including contract administration. Location managers also help identify acquisition candidates and are responsible for integrating them into our operations and obtaining the permits and other governmental approvals required for us to operate the acquired business.

ACQUISITION PROGRAM

     Star Services currently services the greater Miami, Fort Lauderdale and Palm Beach markets from its locations in Pompano Beach and Palm Beach Counties. We will focus our acquisition program on markets in Florida and the Eastern parts of the U.S. that generally exhibit the characteristics listed below:

     - A potential revenue base of at least $15 million, usually in areas with a population of 100,000 or more;

     -  A fragmented market with additional available acquisition candidates;

     -  The opportunity to acquire a significant market share;

     -  Strong projected economic or population growth rates;

     - The availability of adequate disposal capacity through acquisition or agreements with third parties; and

     -  A relatively predictable regulatory environment.

     We believe that our experienced management and decentralized operating strategy make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed a set of financial, geographic and management criteria which we will use to evaluate specific acquisition candidates. The factors that we will consider in evaluating an acquisition candidate include:

     -  The candidate's historical and projected financial performance;

     - The return on capital invested in a candidate, its margins and capital requirements and its impact on our earnings;

     - The experience and reputation of the candidate's management and customer service providers, their relationships with local communities and their willingness to continue as employees of Star Services;

     - Whether the geographic location of the candidate will enhance or expand our market area or ability to attract other acquisition candidates;

     - Whether the acquisition will increase our market share or help protect our existing customer base;

     - Any potential synergies that may be gained by combining the candidate with our existing operations; and

     -  The liabilities of the candidate.

     Before completing an acquisition, we plan to perform extensive environmental, operational, engineering, legal, human resources and financial due diligence. Our management evaluates and approves all acquisitions. We will seek to integrate each acquired business promptly in order to minimize disruption to the ongoing operations of both Star Services and the acquired business.

ROYAL OAK RANCH CONSTRUCTION AND DEMOLITION DEBRIS LANDFILL

     Through January 2000, we operated the Royal Oak Ranch Construction and Demolition Debris Landfill in Brevard County, Florida under an operating agreement. The Royal Oak Landfill consists of 42 total acres of which 36.4 acres were permitted for disposal of C&D material. As of that date, the Royal Oak Landfill had approximately 2.4 million cubic yards of unused permitted capacity remaining, with approximately 1.5 million cubic yards available for expansion. By the terms of the operating contract, the Royal Oak Landfill is allowed to accept up to 106,425 cubic yards per calendar quarter. We have an option to purchase this landfill for $0.6 million.

FORWARD LOOKING STATEMENTS

     Effective January 2000, the landfill operations of Delta Resources Corp. have been suspended indefinitely as a result of a court determination that the property does not have proper zoning. See Item 3 -- Legal Proceedings. The Company presently intends to appeal this decision. The Company believes that the operation of the landfill is not significant to Star's financial results and, consequently, it may choose to drop the appeal. The Company believes that the lack of proper zoning obviates the requirement that lease payments be made.

DREDGE AND FILL PERMITS

     All of our current facilities are located next to areas which have dredge and fill permits. These permits allow us to extract sand and fill the area created with certain specified inert materials including concrete and ceramic and clay tiles. Customers are charged a fee for the material they dispose of in these areas. When the land is completely filled to grade it then can be sold for development. To date, no such sales have occurred and none are expected to occur in the near future.

SALES AND MARKETING

     We have four sales and marketing personnel operating from our executive offices in Pompano Beach, Florida. These personnel solicit customers in our market area with emphasis on contractors and developers. We concentrate on providing services to these customers during the construction phase of their construction projects and then providing solid waste collection services to them once the project is completed. We also use our sales force to expand our presence into areas adjacent to our existing market areas.

COMPETITION

     The solid waste services industry is highly competitive and fragmented and requires substantial labor and capital resources. The industry presently includes three large national waste companies: Allied Waste Industries, Inc., Republic Services, Inc., and Waste Management, Inc. In addition, Star Services may compete with regional companies. Casella Waste Systems, Inc., Superior Services, Inc., Waste Connections Inc. and Waste Industries, Inc. are public regional companies with annual revenues in excess of $100 million. Certain of the markets in which Star Services competes or intends to compete are served by one or more large, national solid waste companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities, and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over Star Services because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

     We compete for collection, transfer and disposal volume based primarily on the price and quality of our services. From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts. These practices may cause Star Services to reduce the price of our services or, if we elect not to do so, to lose business. We provide our services under service contracts with terms ranging from one month to five years with commercial, residential and industrial customers.

     Intense competition exists not only for collection, transfer and disposal volume, but also for acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and large national waste management companies.

EMPLOYEES

     At December 31, 1999 the Company had approximately 130 full-time employees, of which approximately 18 were employed in clerical, administrative, and sales positions, 13 in management, and the balance in collection, disposal, transfer station and other operations. Management considers its employee relations to be excellent.

REGULATION

INTRODUCTION

     Star Services' landfill and non-landfill operations, including waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent in recent years. The environmental regulations affecting Star Services are administered by the EPA and other federal, state and local environmental, zoning, health and safety agencies. Star Services is currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. We do not currently anticipate any material environmental costs necessary to bring our operations into compliance (although there can be no assurance in this regard). We anticipate that regulation, legislation and regulatory enforcement actions related to the solid waste services industry will continue to increase. We attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them.

     The principal federal, state and local statutes and regulations that apply to our operations are described below. All of the federal statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes. In addition to a penalty award by the United States, some of those statutes authorize an award of attorneys' fees to parties that successfully bring such an action. Enforcement actions under these statutes may include both civil and criminal penalties, as well as injunctive relief in some instances.

THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA")

     RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they either (i) are specifically included on a list of hazardous wastes, or (ii) exhibit certain characteristics defined as hazardous. Household wastes are specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste.

     The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C Regulations impose obligations on generators, transporters and disposers of hazardous wastes and require permits that are costly to obtain and maintain for sites where such material is treated, stored or disposed of. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA. Some state regulations impose different, additional and more stringent obligations, and may regulate certain materials as hazardous wastes that are not so regulated under the federal Subtitle C Regulations. From the date of inception through December 31, 1999, Star Services did not, to our knowledge, transport hazardous wastes under circumstances that would subject Star Services to hazardous waste regulations under RCRA. Some of our ancillary operations (e.g., vehicle maintenance operations) may generate hazardous wastes. Star Services manages these wastes in substantial compliance with applicable laws.

     In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection system. The Subtitle D Regulations also require, where certain regulatory thresholds are exceeded, that facility owners or operators control emissions of methane gas generated at landfills in a manner intended to protect human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed by the EPA on landfill owners and operators in that state. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills in the state comply with the Subtitle D Regulations. Florida and other states in which we may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

     RCRA also regulates underground storage of petroleum and other regulated materials. RCRA requires registration, compliance with technical standards for tanks, release detection and reporting, and corrective action, among other things. Certain of Star Services' facilities and operations are subject to these requirements.

THE FEDERAL WATER POLLUTION CONTROL ACT OF 1972, AS AMENDED (THE "CLEAN WATER ACT")

     The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If run-off from our transfer stations or run-off or collected leachate from Star Services' owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require Star Services to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities comply in all material respects with the Clean Water Act requirements. Florida and other states in which we may operate in the future have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements. For example, states often require permits for discharges to ground water as well as surface water.

THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 ("CERCLA")

     CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend on the existence or disposal of "hazardous waste" as defined by RCRA; it can also be based on the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If Star Services were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold Star Services, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Star Services' ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. Various state laws also impose liability for investigation, cleanup and other damages associated with hazardous substance releases.

THE CLEAN AIR ACT

     The Clean Air Act generally, through state implementation of federal requirements, regulates emissions of air pollutants from certain landfills based on factors such as the date of the landfill construction and tons per year of emissions of regulated pollutants. Larger landfills and landfills located in areas where the ambient air does not meet certain requirements of the Clean Air Act may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials. Air permits to construct may be required for gas collection and flaring systems, and operating permits may be required, depending on the potential air emissions. State air regulatory programs may implement the federal requirements but may impose additional restrictions. For example, some state air programs uniquely regulate odor and the emission of toxic air pollutants.

THE OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970 (THE "OSH ACT")

     The OSH Act is administered by the Occupational Safety and Health Administration ("OSHA"), and in many states by state agencies whose programs have been approved by OSHA. The OSH Act establishes employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various OSHA standards may apply to Star Services' operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

FLOW CONTROL/INTERSTATE WASTE RESTRICTIONS

     Certain permits and approvals, as well as certain state and local regulations, may limit a landfill or transfer station to accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or wastes originating outside the local jurisdiction or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, Florida and other states in which Star Services may operate landfills in the future could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such state actions could adversely affect Star Services' landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

     Certain state and local jurisdictions may also seek to enforce flow control restrictions through local legislation or contractually. In certain cases, we may elect not to challenge such restrictions. These restrictions could reduce the volume of waste going to landfills in certain areas, which may adversely affect our ability to operate our landfills at their full capacity and/or reduce the prices that we can charge for landfill disposal services. These restrictions may also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, Star Services' business, financial condition and operating results could be adversely affected.

STATE AND LOCAL REGULATION

     Florida and states in which Star Services may operate in the future have laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. State and local permits and approval for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting Star Services' operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put such franchises out for bid, and bans or other restrictions on the movement of solid wastes into a municipality.

     Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period, and/or specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

     There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source, waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent Star Services from operating our current and future facilities at their full capacity.

     Some state and local authorities enforce certain federal laws in addition to state and local laws and regulations. For example, in some states, RCRA, the OSH Act, parts of the Clean Air Act and parts of the Clean Water Act are enforced by local or state authorities instead of by the EPA, and in some states those laws are enforced jointly by state or local and federal authorities.

PUBLIC UTILITY REGULATION

     In many states, public authorities regulate the rates that landfill operators may charge. The adoption of rate regulation or the reduction of current rates in states in which Star Services may own or operate landfills could adversely affect our business, financial condition and operating results.

RISK MANAGEMENT, INSURANCE AND PERFORMANCE BONDS

     Star Services maintains environmental and other risk management programs appropriate for our business. Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental law compliance. We do not presently expect environmental compliance costs to increase above current levels, but we cannot predict whether future acquisitions will cause such costs to increase. Operating practices at all Star Services' operations emphasize minimizing the possibility of environmental contamination and litigation. We believe that our facilities comply in all material respects with applicable federal and state regulations.

     We carry a broad range of insurance, which our management considers adequate to protect our assets and operations. The coverage includes general liability, comprehensive property damage, workers' compensation and other coverage customary in the industry. These policies exclude coverage for damages associated with environmental conditions except for certain specified types of environmental damage, such as that caused by release of hazardous materials resulting from explosions. Because of the limited availability and high cost of environmental impairment liability insurance, and in light of our limited landfill operations, we have not obtained such coverage. If Star Services were to incur liability for environmental cleanups, corrective action or damage, our financial condition could be materially and adversely affected. We will continue to investigate the possibility of obtaining environmental impairment liability insurance, particularly if we acquire or operate landfills other than the Royal Oak landfill. We believe that most other landfill operators do not carry such insurance.

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. Certain environmental regulations also require demonstrated financial assurance to meet closure and post-closure requirements for landfills. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 1999, we had provided customers and various regulatory authorities with surety bonds and letters of credit in the aggregate amount of approximately $0.7 million to secure our obligations. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining additional landfill operating permits.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's success in developing and bringing to market the products which it currently has under development. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties, and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

ITEM 2.  PROPERTIES

     As of December 31, 1999,

     - We owned and operated four collection operations located in Broward County, Miami-Dade County, Collier County, and Brevard County, Florida

     - We leased and operated three MRFs, two of which are located in Broward County and one of which is located in Palm Beach County. In March 2000, one of the MRFs located in Broward County was closed in order to consolidate operations

     - We operated one C&D landfill in Brevard County. This facility was subsequently closed. Please refer to Item 3 -- Legal Proceedings for further detail.

     - We operated two dredge and fill facilities both of which are located in Broward County

     We lease various offices and facilities, including our corporate offices in Pompano Beach, Florida. The real estate owned by Star Services is not subject to material encumbrances. We own various equipment, including waste collection and transportation vehicles, related support vehicles, containers, and heavy equipment used in our operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets and in connection with future acquisitions.

ITEM 3.  LEGAL PROCEEDINGS

     Star Services is a party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. Management does not believe that these proceedings either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

     In January 2000, the Company was notified that a temporary injunction had been issued ordering that its Royal Oak Construction and Demolition Debris Landfill in Brevard County, Florida be closed. The injunction was based on local zoning laws. Additionally, two employees of its subsidiary Delta Resources, Charles Green and Susan Johnson, were arrested and charged with illegal dumping. Mr. Green is the Secretary of the Company. The County has subsequently closed the facility and the Company is currently appealing that ruling.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1999.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning Star Services' executive officers and directors as of December 31, 1999:

NAME                                     AGE    TITLE
----                                     ---    -----
Jack R. Casagrande...................    55     Chairman of the Board, Chief Executive Officer and
                                                Director
Patrick F. Marzano...................    52     President and Director
Richard Loss.........................    37     Chief Financial Officer
Phillip Foreman......................    39     Chief Operating Officer and Director
Thomas R. Roberts....................    50     Vice President, Environmental Compliance and
                                                Director
Charles D. Green.....................    64     Secretary
Angelo Marzano.......................    25     Treasurer and Assistant Secretary
Frank P. Marzano.....................    27     Director
Rick Casagrande......................    50     Director
Samuel G. Weiss......................    51     Director

     Jack R. Casagrande has been the Chairman, Chief Executive Officer and a director of the Company since inception. In 1971, Mr. Casagrande founded Industrial Waste Services, Inc. ("IWS") in Miami-Dade County, Florida and, by 1984, the company had grown to be the largest waste hauling operation in the county and the second largest in the State of Florida. In 1984, IWS was purchased by Attwoods, plc and Mr. Casagrande became head of U.S. operations. During his tenure its revenues grew from $24,000,000 in 1984 to over $300,000,000 by the end of 1993. Attwoods had become the fourth largest waste services company in the United States prior to its acquisition by Browning-Ferris Industries ("BFI") in December 1994. Since that time, Mr. Casagrande has served as a business consultant to, and a director of, several private companies. Jack R. Casagrande is the brother of Rick Casagrande.

     Patrick F. Marzano is the founder, President and a director of the Company. Mr. Marzano graduated from St. John's University in Queens, New York in 1969 with a Bachelors of Science degree in Accounting. From 1969 to 1971, Mr. Marzano worked as a staff accountant at Price Waterhouse in New York City. In 1971, Mr. Marzano left Price Waterhouse and started his own accounting firm. Mr. Marzano has been a certified public accountant and a partner in Geller, Marzano & Company CPA's PC for the last twenty seven (27) years. He also has been involved as a CEO and partner/shareholder for over twenty (20) years in several waste companies in New York and Florida. Patrick F. Marzano is the uncle of Angelo Marzano and the father of Frank P. Marzano.

     Rich Loss became the Chief Financial Officer of the Company in July 1999. From 1996 until May of 1999, Mr. Loss served as the CFO of Atlas Environmental, Inc. From 1991 to 1996 Mr. Loss was the Controller of Opus Media Group Inc. Mr. Loss is a certified public accountant in the state of Florida and began his career as a CPA with Ernst & Young.

     Phillip Foreman has been the Chief Operating Officer and a Director of the Company since July 1999. From 1988 until 1993 Mr. Foreman served as the Regional Manager for Attwoods Florida operations and then became the CEO for Attwoods U.S. solid waste operations. As a result of the acquisition by BFI, Mr. Foreman became the Divisional Vice President for BFI's Florida Gulf Atlantic Division, where he oversaw operations generating $230,000,000 in annual revenues. In 1996 Mr. Foreman left BFI and has since acted as a consultant to a number of entities in the waste industry including a consolidation group in New Jersey, and most recently he served as the Director of Operations for Atlas Environmental, Inc.

     Thomas R. Roberts has been Vice President, Acquisitions, Compliance and Governmental Affairs and a director of the Company since 1998. From 1995 to 1998, Mr. Roberts served as Vice President of Atlas Environmental, Inc., including the company's 11 solely owned facilities. Mr. Roberts is the President of the Florida Recyclers Coalition, Inc. and serves as an instructor for the University of Florida Center for Training, Research and Education for Environmental Occupations (TREEO Center), co-sponsored by State of Florida Department of Environmental Protection and the Florida Sunshine Chapter of the Solid Waste Association of North America (SWANA). Mr. Roberts received the "Distinguished Service Award 1998" from SWANA for his coordination of Florida's C&D Operators Training Course. Mr. Roberts has served and serves on several Florida Department of Environmental Protection and local counties' C&D-related Task Forces and Technical Advisory Councils. Mr. Roberts has appeared as speaker on C&D topics at the International WasteExpo, Florida Environmental Expo, Recycle Florida Today, FDEP's Future of Recycling Advisory Group, Florida's Organic Recyclers Association, and FDEP's C&D Landfill Task Force.

     Charles D. Green, Secretary of the Company since inception, graduated from Fort Lauderdale High School in 1956. He served two years in the United States Army as a maintenance specialist for heavy equipment. In 1997, he formed American Refuse, Inc., a waste hauling company, and in 1986 he and a partner started Southeastern Reclamation, Inc., a recycling and hauling company. Mr. Green is currently a Vice President of Delta Recycling Corp. and Eastern Recycling. Mr. Green was charged with illegal dumping in connection with the temporary injunction closing the Royal Oak Construction and Demolition Landfill (See Item 3 -- Legal Proceedings).

     Angelo Marzano, Treasurer and Assistant Secretary of the Company since inception, graduated from Pennsylvania State University in 1997, with a Bachelor of Science Degree in Business Logistics. Throughout his college education, he maintained a position in several waste companies. Upon graduation, Mr. Marzano began working at Delta Recycling Corp. Mr. Marzano is responsible for developing the internal controls and procedures for Delta Recycling Corp. Mr. Marzano is certified as a construction and demolition landfill and materials recovery facility operator. Angelo Marzano is the nephew of Patrick Marzano and the cousin of Frank P. Marzano.

     Frank P. Marzano, a director of the Company since inception, graduated from Pennsylvania State University in 1994 with a Bachelor of Science degree in Accounting. Mr. Marzano is a Certified Public Accountant and worked at KPMG Peat Marwick in New York City until 1996. In 1996, Mr. Marzano joined Geller, Marzano & Company CPAs PC in Port Washington, New York. While working at Geller Marzano, Mr. Marzano received his Masters in Taxation from Long Island University in January 1998. Mr. Marzano is managing partner of Geller Marzano. Frank P. Marzano is the son of Patrick Marzano and the cousin of Angelo Marzano.

     Rick Casagrande, a director of the Company since inception, graduated from Christ The King High School in Middle Village, New York in 1967. In 1971 he was one of the co-founders of Industrial Waste Services in Miami-Dade County, Florida. He has held various executive positions in several solid waste management companies including American Transfer Services, Inc. He is currently President of Total Care of Long Island. Rick Casagrande is the brother of Jack
R. Casagrande.

     Samuel G. Weiss, a director of the Company since its inception, is an attorney admitted to practice in the State of New York since 1974. He is currently a member of the firm of Weiss & Federici, LLP., which has an office located at 30 Main Street, Port Washington, New York 11050. Prior to becoming a member of Weiss & Federici, LLP in 1999, Mr. Weiss was a private practitioner in Port Washington, New York, since 1988. Mr. Weiss received his BA Degree from New York University in 1971. Mr. Weiss received his Juris Doctor from

New York University in 1974 and his LLM in taxation from New York University in 1977. Mr. Weiss is General Counsel and a Director of Strategic Capital Resources, Inc.

COMMITTEES OF THE BOARD

     The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee. A majority of the members of the Executive Committee are, and both members of each of the Audit and Compensation Committees are, independent directors who are not employees of Star Services or one of our subsidiaries.

COMPENSATION OF DIRECTORS

     Directors who are officers or employees of Star Services do not currently receive any compensation for attending meetings of the Board of Directors. Each independent director receives a fee of $1,500 for attending each Board meeting and each committee meeting (unless held on the same day as the full Board meeting), in addition to reimbursement of reasonable expenses.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the Bulletin Board of the Over The Counter under the symbol "SSVC" since December 15, 1999. The following table sets forth the range of the high and low per share sales prices for the common stock. The prices below may reflect interday trading prices and may include intradealer prices without retail mark up, mark down, or commission and may not reflect annual transactions.

1999                                                          HIGH      LOW
----                                                          -----    -----
Fourth Quarter..............................................  $8.25    $5.00

     At March 27, 2000 the closing sales price was $5.00 per share and there were approximately 170 shareholders of record of the Company's common stock.

     The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends. It is the Company's intention to retain any earnings to finance the expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected historical, supplemental and pro forma consolidated statements of operations and balance sheet data of Star Services and the companies it acquired for the periods indicated. Before being acquired by Star Services, these companies operated as separate businesses.

     The following selected financial data as of and for the periods ended December 31, 1997, 1998 and 1999 are derived from the Company's audited financial statements. The financial data below should be read in conjunction with the Company's financial statements and related notes contained elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   AUGUST 26, 1997
                                                                                     (INCEPTION)
                                                       YEAR ENDED DECEMBER 31,         THROUGH
                                                      -------------------------     DECEMBER 31,
                                                         1999           1998            1997
                                                      -----------    ----------    ---------------
Statement of Operations Data:
Revenues............................................  $12,914,295    $3,542,851      $  235,596
                                                      -----------    ----------      ----------
Expenses:
  Direct costs......................................   10,128,535     2,449,085         129,029
  Selling and administrative........................    2,390,203       935,723          63,181
  Stock-based compensation..........................      295,693             0               0
  Depreciation and amortization.....................      471,085       177,362          12,081
                                                      -----------    ----------      ----------
                                                       13,285,516     3,562,170         204,291
                                                      -----------    ----------      ----------
Income (loss) from operations.......................     (371,221)      (19,319)         31,305
Interest income.....................................       73,294             0               0
Interest expense....................................     (259,219)      (70,423)         (1,613)
                                                      -----------    ----------      ----------
Income (loss) before income taxes...................     (557,146)      (89,742)         29,692
Income tax benefit..................................      195,001             0               0
                                                      -----------    ----------      ----------
Net income (loss)...................................  $  (362,145)   $  (89,742)     $   29,692
                                                      ===========    ==========      ==========
Earnings (loss) per share...........................       $(0.05)       $(0.02)          $0.01
                                                      ===========    ==========      ==========
Weighted average shares outstanding.................    7,012,500     5,000,000       5,000,000
                                                      ===========    ==========      ==========
Historical income (loss) before income taxes........  $  (557,146)   $  (89,742)     $   29,692
Pro forma income tax (expense) benefit..............      195,001        27,000          (9,000)
                                                      -----------    ----------      ----------
Pro forma net income (loss).........................  $  (362,145)   $  (62,742)     $   20,692
                                                      ===========    ==========      ==========
Proforma earnings (loss) per share..................       $(0.05)       $(0.01)          $0.00
                                                      ===========    ==========      ==========
Historical weighted average shares outstanding......    7,012,500     5,000,000       5,000,000
                                                      ===========    ==========      ==========

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                         1999           1998            1997
                                                      -----------    ----------    ---------------
Balance Sheet Data:
  Cash..............................................  $ 1,476,406    $   49,149      $  115,033
  Current assets....................................    3,812,799       751,525         198,133
  Current liabilities...............................    2,997,125     1,224,615          47,834
  Working capital (deficit).........................      815,674      (473,090)        150,299
  Total assets......................................   10,949,544     2,979,664         588,755
  Long-term debt, net of current portion............    3,094,221     1,316,899         220,229
  Shareholders' equity..............................    4,858,198       438,150         320,692

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

     Star Services is a regional, integrated solid waste services company that presently provides solid waste collection, transfer, disposal and recycling services in south and central Florida.

     The Company's primary objective is to become one of the leading companies in the environmental service industry in the eastern United States. The Company intends to implement an aggressive program of internal growth and acquisitions aimed at expanding the Company's existing market share and acquiring a number of additional, established operating entities.

     Star Services intends to grow through both acquisitions and internal growth. We expect a substantial part of our future growth to come from acquiring additional solid waste collection, transfer and disposal businesses. Additional acquisitions could continue to affect period-to-period comparisons of our operating results. We also expect to invest in collection vehicles and equipment, maintenance of existing equipment, and management information systems, which should supply the infrastructure to support our growth. We expect to fund future acquisitions through cash from operations, borrowings, the issuance of debt or equity and/or seller financing. We do not presently have any credit facility for acquisitions or any commitment for one.

     The Company operates in several segments of the environmental services industry: collection, recycling and disposal of construction and demolition debris, land clearing, yard waste debris, and source separated recyclable materials. Star Services' operations are carried out by Delta Recycling Corp., which was incorporated in Florida on August 26, 1997, Delrock Management Corp., which was incorporated in Florida on May 29, 1998, Delta Transfer Corp., which was incorporated in Florida on August 26, 1998, Eastern Recycling, Inc., which was incorporated in Florida on June 11, 1997, Delta Resources, which was incorporated in Florida on January 29, 1999, Delta Waste Corp., which was incorporated in Florida in January 1999 and Delta Tall Pines Corp., which was incorporated in Florida in April 1999.

     Star Services operates MRFs which are licensed and regulated by the State of Florida Department of Environmental Protection and various county agencies. As MRFs, these facilities accept assorted loads of debris consisting of construction and demolition debris, land clearing, yard waste and source separated materials primarily from customers in the construction and demolition industry. The incoming loads are processed using an semi-automated sorting system to separate recyclables from the waste stream. Additional loads are also supplied directly by the Company through its hauling operations. The reclaimed recyclables are shipped to end user markets for re-use. Star Services owns real estate used in conjunction with certain of its operations and also maintains a dredge and fill permit and operates a C&D debris landfill in Titusville, Florida. Each of the above-described operations is performed by one or more of Star Services' subsidiaries.

     C&D debris enters the Company's facilities from its own roll-off collection operation (consisting of over 500 containers in Palm Beach, Miami-Dade and Broward Counties) and from other waste haulers. After the material is inspected at the entrance inspection station and gate house, as required by regulations of the Florida Department of Environmental Protection ("FDEP") and operational safety plans, the material is unloaded on the tipping floor. The material is then sorted to remove appropriately designated recycling materials, which are then placed in containers for storage or shipment to markets. The remaining material is then processed or disposed of in landfills or other facilities.

     Land clearing, yard waste and wood are processed in tub grinders or impact grinders to produce wood chips or mulch which is marketed as boiler fuel or cover material. Large concrete, rocks and other inert material are sent to designated tipping areas for future processing and/or disposed of in our adjoining permitted lakefill operations. The remaining material, consisting of dirt, fines, paper, plastics, metals, glass, drywall, broken concrete blocks, bricks, lumber, wood and the like, is stockpiled for removal or processed through additional screening and picking. The system first screens out fines which are stockpiled for landfill cover material, with the remaining material manually sorted to segregate recyclable material such as wood, plastic, glass, ferrous and non-ferrous metals, corrugated cardboard, paper, roofing and aggregate. The MRFs currently recycle approximately 70% to 90% of all waste that they receive.

     Effective October 1, 1999, the Delta Site Development Corp. acquired the business, and substantially all of the assets and liabilities, of Mario's Equipment Rental, Inc. ("Mario's"). As a result, the Company commenced operations of providing site development services, such as site clearing and grading.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the various consolidated line items as a percentage of gross revenues.

                                                                                         AUGUST 26,
                                                                                            1997
                                                                                        (INCEPTION)
                                                            YEAR ENDED DECEMBER 31,       THROUGH
                                                            ------------------------    DECEMBER 31,
                                                               1999          1998           1997
                                                            ----------    ----------    ------------
Statement of Operations Data:
Revenues..................................................   100.00%       100.00%        100.00%
                                                             -------       -------        -------
Expenses:
  Direct costs............................................    78.43%        69.13%         54.76%
  Selling and administrative..............................    18.51%        26.41%         26.82%
  Stock-based compensation................................     2.29%         0.00%          0.00%
  Depreciation and amortization...........................     3.64%         5.01%          5.13%
                                                             -------       -------        -------
                                                             102.87%       100.55%         86.71%
                                                             -------       -------        -------
Income (loss) from operations.............................    (2.87%)       (0.55%)        13.29%
Interest income...........................................     0.57%         0.00%          0.00%
Interest expense..........................................    (2.01%)       (1.98%)        (0.69%)
                                                             -------       -------        -------
Income (loss) before income taxes.........................    (4.31%)       (2.53%)        12.60%
Income tax benefit........................................    (1.51%)        0.00%          0.00%
                                                             -------       -------        -------
Net income (loss).........................................    (2.80%)       (2.53%)        12.60%
                                                             =======       =======        =======

                                                                                         AUGUST 26,
                                                                                            1997
                                                                                        (INCEPTION)
                                                            YEAR ENDED DECEMBER 31,       THROUGH
                                                            ------------------------    DECEMBER 31,
                                                               1999          1998           1997
                                                            ----------    ----------    ------------
Waste Services
  Commercial Waste Services...............................     2.30%         0.19%          0.00%
  Industrial Waste Services...............................    47.48%        37.09%        100.00%
  Other Waste Services....................................     0.19%         0.20%          0.00%
                                                             -------       -------        -------
          Total Waste Services............................    49.97%        37.48%        100.00%
MRFs......................................................    44.86%        62.52%          0.00%
Management Services.......................................     0.16%         0.00%          0.00%
Landfills.................................................     5.01%         0.00%          0.00%
                                                             -------       -------        -------
Operating Revenue.........................................   100.00%       100.00%        100.00%
                                                             =======       =======        =======

COMPARISON OF 1999 OPERATIONS TO 1998 OPERATIONS

REVENUES

     Total revenues increased to $12,914,295 in 1999 from $3,542,851 in 1998. The increase of $9,371,444 was primarily attributable to increased volumes in industrial waste services and MRFs. The industrial waste services revenues increased due to the expansion of our rolloff operations into Naples and Titusville and the increased revenues generated from our rolloff operation in Pompano. The MRFs revenues increased due to the start up of Delta Tall Pines in June and for the 12 months of revenues generated from Delta Transfer Corp. as opposed to 3 months in 1998.

DIRECT COSTS

     Total direct costs increased to $10,128,535 in 1999 from $2,449,085 in 1998. The increase of $7,679,450 was principally due to increased volume, the costs of operations of newly formed Delta Transfer Corp., increased disposal costs and the cost of operations of the hauling operations of Delta Recycling Corp. Direct costs as a percentage of revenues increased to 78.43% in 1999 from 69.13% in 1998. The percentage increase was primarily due to costs associated with building and maintaining the Company's infrastructure, including equipment leasing, maintenance and depreciation cost, as well as fixed rental costs for operating facilities which have capacities well beyond volumes presently utilized.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses increased to $2,390,203 in 1999 from 935,723 in 1998. The increase of $1,454,480 was due to the increase in administrative overhead required to manage the Company's growth. The largest increases came in the areas of administrative salaries, professional fees, occupancy costs and travel. As a percentage of revenues, selling and administrative expenses decreased to 18.51% in 1999 as compared to 26.41% in 1998.

STOCK-BASED COMPENSATION

     During February 1999, the Company issued 759,000 options to employees of the Company. The options vest over a four-year period. Stock-based compensation represents the portion of the total compensation expense to be recognized over the vesting period, which is attributable to the 12 month period ended December 31, 1999. There was no stock-based compensation prior to 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased to $471,085 in 1999 from $177,362 in 1998. The increase was the result of the purchase of over $4,000,000 of property and equipment during 1999 and amortization of costs in excess of net assets acquired in business combinations.

INTEREST INCOME AND EXPENSE

     Interest expense increased to $259,219 in 1999 from $70,423 in 1998. The increased interest expense of $188,796 was a result of higher debt levels resulting from the purchase of additional property and equipment. Interest income was earned in 1999 on excess cash balances available as a result of proceeds from the Company's private placement.

COMPARISON OF 1998 OPERATIONS TO 1997 OPERATIONS

REVENUES

     Total revenues increased to $3,542,851 in 1998 from $235,596 in 1997 ($706,788 annualized). Based on the annualized 1997 revenues, this was an increase of $2,836,063 or 401%. This increase was primarily attributable to increased volumes, the commencement of operations by Delta Transfer Corp., price increases as a result of increased disposal fees, and the commencement of construction and demolition hauling and disposal operations by Delta Recycling Corp.

DIRECT COSTS

     Total direct costs increased to $2,449,085 in 1998 from $129,029 in 1997 ($387,087 annualized). Based on annualized 1997 direct costs, this represented an increase of $2,061,998 or 533%. The increase was principally due to increased volume, the costs of operations of newly formed Delta Transfer Corp., increased disposal costs and the cost of operations of the hauling operations of Delta Recycling Corp. Direct costs as a percentage of revenues increased to 69.1% from 54.8% in 1997. The percentage increase was primarily due to costs associated with building and maintaining the Company's infrastructure, including equipment leasing, maintenance and depreciation cost, as well as fixed rental costs for operating facilities which have capacities well beyond volumes presently utilized.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses increased to $935,723 in 1998 from $63,181 in 1997. Based on annualized 1997 expenses of $189,543, this represented an increase of $746,180 or 394%. The increase was due to the increase in administrative overhead required to manage the Company's growth. The largest increases came in the areas of administrative salaries, professional fees, occupancy costs and travel. As a percentage of revenues, selling and administrative expenses was virtually unchanged at 26.4% in 1998 as compared to 26.8% in 1997.

DEPRECIATION AND AMORTIZATION

     Depreciation expense increased to $177,362 in 1998 from $12,081 in 1997. Based on annualized 1997 depreciation of $36,243, this represented an increase of $141,119 or 389%. The increase in depreciation expense was the result of the purchase of approximately $2,000,000 of property and equipment during 1998.

INTEREST EXPENSE

     Interest expense increased to $70,423 in 1998 from $1,613 in 1997. Based on annualized 1997 interest expense of $4,839, this represented an increase of $65,584 or 1,355%. The increased interest expense was a result of higher debt levels resulting from the purchase of additional property and equipment and from debt incurred in connection with the subsidiary companies' acquisition of treasury stock.

CONTRACTS

     Our revenues consist mainly of fees we charge customers for construction and demolition debris transfer, disposal and recycling services. A large part of our collection revenue comes from providing service to industrial, residential and commercial customers. These services are provided under contracts that generally last from one month to five years. The contracts provide a relatively stable source of revenue for Star Services.

     We typically determine the prices for our solid waste services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services.

EXPENSES

     Direct costs include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, workers' compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and permits, engineering and legal services.

     Selling, general and administrative ("SG&A") expense includes management, clerical and administrative compensation and overhead costs associated with our marketing and sales force, professional services and community relations expenses.

     Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful life using the straight line method and amortization of goodwill and other intangible assets using the straight line method.

     Star Services intends to capitalize some expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We intend to expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed.

     We will have material financial obligations relating to closure costs of any disposal facilities we may own or operate in the future. In such case, Star Services will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from its working capital needs for its ongoing operations, capital expenditures for new trucks and equipment and business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the incurrence of debt, and the issuance of its common stock. Currently the Company has no credit facilities in place and plans on securing additional capital in the near future.

     As of December 31, 1999, the Company had a working capital surplus of $825,674 (a ratio of current assets to current liabilities of 1.28:1) and a cash balance of $1,476,406 which compares to a working capital deficit of $473,090 (a current ratio of 0.62:1) and a cash balance of $49,149 as of December 31, 1998. The working capital at December 31, 1999, was impacted by an increase in deferred income taxes of $195,001 as compared to the prior year balance and the private placement of $4,000,000.

     For the year ended December 31, 1999, net cash provided by operating activities was $190,228 as compared to cash used in operating activities of $225,163 in 1998. Net cash provided by financing activities was $1,616,148 in 1999 as compared to $728,861 in 1998. In 1999, cash generated from operating and financing activities was primarily used to acquire businesses and equipment.

     For the year ended December 31, 1999 there were no cash dividends paid.

     The Company expects to generate sufficient cash flow from its operations in 2000 to cover its anticipated working capital needs and moderate capital expenditures and acquisitions. If the Company's cash flow from operations during 2000 is less than currently expected or if the Company decides to make substantial acquisitions, or if the Company's capital requirements increase, either due to strategic decisions or otherwise, the Company may elect to incur future indebtedness or issue equity securities to cover any additional capital needs. However, there can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms through such debt incurrances or issuances of additional equity securities.

INFLATION

     Inflation has not significantly affected our operations. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation. However, competitive pressures may require us to absorb at least part of these cost increases, particularly during periods of high inflation.

SEASONALITY

     Seasonality has not had a material effect on our operations and is not expected to have a material effect in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risks, primarily related to changes in U.S. interest rates and, to a lesser extent, recyclable prices. The Company does not engage in financial transactions for trading and speculative purposes.

     Commodity Risk On Resale of Recyclables. We provide recycling services. The sale prices of and demand for recyclable waste products, particularly wastepaper, are frequently volatile and may affect our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     23
Consolidated balance sheets as of December 31, 1999 and
  1998......................................................     24
Consolidated statements of operations for the years ended
  December 31, 1999 and 1998 and for the period August 26,
  1997 (inception) through December 31, 1997................     25
Consolidated statements of shareholders' equity for the
  years ended December 31, 1999 and 1998 and for the period
  August 26, 1997 (inception) through December 31, 1997.....     26
Consolidated statements of cash flows for the years ended
  December 31, 1999 and 1998 and for the period August 26,
  1997 (inception) through December 31, 1997................     27
Notes to consolidated financial statements..................     28

                          INDEPENDENT AUDITORS' REPORT

The Shareholders
STAR SERVICES GROUP, INC. AND SUBSIDIARIES
Pompano Beach, Florida

     We have audited the accompanying consolidated balance sheets of Star Services Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period August 26, 1997 (inception) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Services Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their consolidated operations and cash flows for the years ended December 31, 1999 and 1998 and for the period August 26, 1997 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                          HORTON & COMPANY, L.L.C.

Wayne, New Jersey
March 22, 2000

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
                                        ASSETS
Current assets:
  Cash and equivalents......................................  $ 1,476,406    $   49,149
  Accounts receivable, net of allowances of $119,322 in 1999
     and $2,000 in 1998.....................................    1,978,243       579,042
  Prepaid expenses..........................................      163,149       123,334
  Deferred income taxes.....................................      195,001            --
                                                              -----------    ----------
          Total current assets..............................    3,812,799       751,525
                                                              -----------    ----------
Property and equipment, at cost:
  Machinery and equipment...................................    6,164,321     2,351,784
  Office furniture and equipment............................       84,320        33,507
  Structures and improvements...............................      887,364        32,291
                                                              -----------    ----------
                                                                7,136,005     2,417,582
  Less accumulated depreciation.............................      647,427       189,443
                                                              -----------    ----------
          Net property and equipment........................    6,488,578     2,228,139
                                                              -----------    ----------
Other assets:
  Cost in excess of net assets acquired.....................      534,864            --
  Deferred charges..........................................      113,303            --
                                                              -----------    ----------
          Total other assets................................      648,167            --
                                                              -----------    ----------
          Total assets......................................  $10,949,544    $2,979,664
                                                              ===========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $ 1,174,060    $  365,265
  Notes payable-related parties.............................           --       388,125
  Accounts payable..........................................    1,260,328       291,302
  Accrued expenses..........................................      562,737        30,923
  Loans from shareholders...................................           --       149,000
                                                              -----------    ----------
          Total current liabilities.........................    2,997,125     1,224,615
                                                              -----------    ----------
Long-term debt, net of current portion......................    3,094,221     1,316,899
                                                              -----------    ----------
Shareholders' equity:
  Common stock, $.01 par value,
     30,000,000 shares authorized,
     5,000,000 shares issued and outstanding in 1998
     8,100,000 shares issued and outstanding in 1999........       81,000        50,000
  Additional paid-in capital................................    5,199,393       448,200
  Accumulated deficit.......................................     (422,195)      (60,050)
                                                              -----------    ----------
          Total shareholders' equity........................    4,858,198       438,150
                                                              -----------    ----------
          Total liabilities and shareholders' equity........  $10,949,544    $2,979,664
                                                              ===========    ==========

                 See notes to consolidated financial statements

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   AUGUST 26, 1997
                                                                                     (INCEPTION)
                                                       YEAR ENDED DECEMBER 31,         THROUGH
                                                      -------------------------     DECEMBER 31,
                                                         1999           1998            1997
                                                      -----------    ----------    ---------------
Revenues............................................  $12,914,295    $3,542,851      $  235,596
                                                      -----------    ----------      ----------
Expenses:
  Direct costs......................................   10,128,535     2,449,085         129,029
  Selling and administrative........................    2,390,203       935,723          63,181
  Stock-based compensation..........................      295,693            --              --
  Depreciation and amortization.....................      471,085       177,362          12,081
                                                      -----------    ----------      ----------
                                                       13,285,516     3,562,170         204,291
                                                      -----------    ----------      ----------
Income (loss) from operations.......................     (371,221)      (19,319)         31,305
Interest income.....................................       73,294            --              --
Interest expense....................................     (259,219)      (70,423)         (1,613)
                                                      -----------    ----------      ----------
Income (loss) before income taxes...................     (557,146)      (89,742)         29,692
Income tax benefit..................................      195,001            --              --
                                                      -----------    ----------      ----------
Net income (loss)...................................  $  (362,145)   $  (89,742)     $   29,692
                                                      ===========    ==========      ==========
Earnings (loss) per share...........................  $     (0.05)   $    (0.02)     $     0.01
                                                      ===========    ==========      ==========
Weighted average shares outstanding.................    7,012,500     5,000,000       5,000,000
                                                      ===========    ==========      ==========

UNAUDITED PRO FORMA INCOME TAX, NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE INFORMATION:

Historical income (loss) before income taxes........  $  (557,146)   $  (89,742)     $   29,692
Pro forma income tax (expense) benefit..............      195,001        27,000          (9,000)
                                                      -----------    ----------      ----------
Pro forma net income (loss).........................  $  (362,145)   $  (62,742)     $   20,692
                                                      ===========    ==========      ==========
Pro forma earnings (loss) per share.................  $     (0.05)   $    (0.01)     $     0.00
                                                      ===========    ==========      ==========
Historical weighted average shares outstanding......    7,012,500     5,000,000       5,000,000
                                                      ===========    ==========      ==========

                 See notes to consolidated financial statements

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           YEARS ENDED DECEMBER 31, 1999 AND 1998, AND FOR THE PERIOD
             AUGUST 26, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                    COMMON STOCK                         RETAINED
                                               ----------------------    ADDITIONAL      EARNINGS
                                                ISSUED                    PAID-IN      (ACCUMULATED
                                                SHARES      PAR VALUE     CAPITAL        DEFICIT)
                                               ---------    ---------    ----------    ------------
Balance at inception, as restated for
  recapitalization...........................  5,000,000     $50,000     $  241,000     $      --
Net income...................................         --          --             --        29,692
                                               ---------     -------     ----------     ---------
Balance at December 31, 1997.................  5,000,000      50,000        241,000        29,692
Net capital contributed......................         --          --        207,200            --
Net loss.....................................         --          --             --       (89,742)
                                               ---------     -------     ----------     ---------
Balance at December 31, 1998.................  5,000,000      50,000        448,200       (60,050)
Issuance of common stock and capital
  contributions..............................  2,000,000      20,000      3,969,000            --
Shares issued in reverse acquisition business
  combination................................  1,000,000      10,000             --            --
Shares issued in purchase business
  combination................................    100,000       1,000        486,500            --
Stock-based compensation.....................         --          --        295,693            --
Net loss.....................................         --          --             --      (362,145)
                                               ---------     -------     ----------     ---------
Balance at December 31, 1999.................  8,100,000     $81,000     $5,199,393     $(422,195)
                                               =========     =======     ==========     =========

                 See notes to consolidated financial statements

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     AUGUST 26,
                                                                                        1997
                                                                                    (INCEPTION)
                                                        YEAR ENDED DECEMBER 31,       THROUGH
                                                        ------------------------    DECEMBER 31,
                                                           1999          1998           1997
                                                        -----------    ---------    ------------
Cash flows from operating activities:
  Net income (loss)...................................  $  (362,145)   $ (89,742)    $  29,692
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization....................      471,085      177,362        12,081
     Stock-based compensation.........................      295,693           --            --
     Changes in operating assets and liabilities, net
       of effects from business combination:
       Increase in accounts receivable................   (1,175,343)    (503,218)      (75,824)
       Increase in prepaid expenses...................      (39,815)    (116,058)       (7,276)
       Increase in deferred income tax asset..........     (195,001)          --            --
       Increase in deposits and other assets..........      (55,070)          --            --
       Increase in accounts payable...................      719,010      280,524        10,778
       Increase in accrued expenses...................      531,814       25,969         4,954
                                                        -----------    ---------     ---------
          Net cash provided by (used in) operating
            activities................................      190,228     (225,163)      (25,595)
                                                        -----------    ---------     ---------
Cash flows from investing activities:
  Capital expenditures................................     (302,586)    (569,582)     (158,501)
  Deferred charges....................................      (76,533)          --            --
                                                        -----------    ---------     ---------
          Net cash used in investing activities.......     (379,119)    (569,582)     (158,501)
                                                        -----------    ---------     ---------
Cash flows from financing activities:
  Proceeds from (repayment of) shareholder loans......     (537,125)     527,125        10,000
  Principal payments under loan agreements............   (1,845,727)    (142,424)       (1,871)
  Net proceeds from issuance of common stock and
     capital contributions............................    3,999,000      344,160       291,000
                                                        -----------    ---------     ---------
          Net cash provided by financing activities...    1,616,148      728,861       299,129
                                                        -----------    ---------     ---------
Net increase (decrease) in cash and equivalents.......    1,427,257      (65,884)      115,033
Cash and equivalents, beginning of period.............       49,149      115,033            --
                                                        -----------    ---------     ---------
Cash and equivalents, end of period...................  $ 1,476,406    $  49,149     $ 115,033
                                                        ===========    =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid.................................  $   259,219    $  70,423     $   1,613
                                                        ===========    =========     =========

                 See notes to consolidated financial statements

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Star Services Group, Inc. and subsidiaries (hereinafter "Star" or the "Company") is presented to assist in understanding the consolidated financial statements. The financial statements and notes are representations of the management of Star Services Group, Inc. and subsidiaries which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Star Services Group, Inc. ("Star") and of its wholly-owned subsidiaries, Delta Recycling Corp. ("Recycling"), Delta Transfer Corp. ("Transfer"), Delrock Management Corp. ("Delrock"), Eastern Recycling, Inc. ("Eastern") and Delta Resources Corp. ("Resources"). Recycling, Transfer, Delrock, Eastern and Resources are collectively referred to as the "Subsidiaries". Significant intercompany accounts and transactions have been eliminated. On February 4, 1999, Star acquired 100% of the issued and outstanding capital stock of Recycling, Transfer, Delrock, Eastern and Resources, thereby making them wholly-owned subsidiaries of Star. Prior to that date, and throughout the years ended December 31, 1998 and 1997, the ownership and voting percentage of each of the Subsidiaries were identical. The ownership and voting percentage of Star Services subsequent to the acquisitions of the Subsidiaries is also identical to that of the Subsidiaries prior to the acquisitions. Because of the identical ownership of Star Services and the Subsidiaries, the acquisitions have been accounted for as a recapitalization, similar to a pooling of interests, because the transaction was not substantive. The capital structure for all periods has been retroactively restated to give effect to the business combination and the capital structure of Star Services.

     Effective June 22, 1999, Star Services effected a business combination with Bailey & Baron, Inc., a publicly-held shell corporation. Under the terms of the agreement, the shell corporation, which had 1,000,000 common shares outstanding, issued 7,000,000 unregistered shares of its common stock in exchange for all of the outstanding common stock of Star Services. As a result of the transaction, the shareholders of Star Services received stock representing approximately 88% of the public shell corporation, thereby effecting a change in control of the public entity.

     Such business combination has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Star Services is considered the acquiring entity. As a result, historical financial information for periods prior to the date of the transaction is that of Star Services. However, the capital structure for all periods presented has been restated to reflect the capital structure of Bailey & Baron, Inc. as the legal acquirer. Goodwill was not recorded in the merger since the transaction was equivalent to the issuance of stock by Star Services for the net monetary assets of the public shell corporation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

HISTORY AND BUSINESS ACTIVITY

     Star Services Group, Inc. was incorporated in the State of Florida on February 3, 1999. Its corporate offices and operations are located in Pompano Beach, Florida. The Company operates in several segments of the environmental services industry: collection, recycling and disposal of construction and demolition debris, land clearing, yard waste debris, and source separated recyclable materials. The Company's operations are carried out by Delta Recycling Corp. which was incorporated in the State of Florida on August 26, 1997, Delrock Management Corp. which was incorporated in the State of Florida on May 29, 1998, Delta Transfer Corp. which was incorporated in the State of Florida on August 26, 1998, Eastern Recycling, Inc. which was incorporated in the State of Florida on June 11, 1997, Delta Resources Corp. which was incorporated in the State of Florida on January 29, 1999, Delta Tall Pines Corp., which was incorporated April 23, 1999, Delta Waste Corp., which was incorporated January 28, 1999 and Delta Site Development Corp., which was incorporated August 2, 1999. Operations commenced with the incorporation of Delta Recycling Corp. on August 26, 1997.

     Delta Recycling Corp., Delta Transfer Corp. and Delta Tall Pines Corp. operate material resource recovery facilities ("MRF"), which are environmentally licensed and regulated by the State of Florida Department of Environmental Protection and various local regulatory authorities. As a MRF, these facilities accept assorted loads of debris consisting of construction and demolition debris, land clearing, and yard waste and source separated materials primarily from customers in the construction and demolition debris industry. The incoming loads are processed using a semi-automated sorting system to separate recyclables from the waste stream. Additional loads are also supplied by Delta Recycling Corp. through its hauling operations. The reclaimed recyclables are shipped to end user markets for re-use. Delta Recycling Corp. also operates a solid waste disposal service to collect and transport materials for the industry segment. Delrock Management Corp. owns real estate used in conjunction with the Company's operations. Eastern Recycling, Inc. has been inactive throughout 1997 and 1998. Delta Resources Corp. commenced operations in February 1999 as the operator of a construction and demolition debris landfill in Titusville, Florida. The operations of Delta Resources Corp. were suspended in January 2000 (Note 6). Delta Site Development Corp. commenced operations during 1999 and provides site development services, such as site clearing and grading, for major residential home builders. Delta Waste Corp. commenced operations during 1999 as a lessor of portable toilets under short-term operating leases.

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and equivalents and of accounts receivable. The Company's policies do not require collateral to support accounts receivable. However, because of the diversity and credit worthiness of individual accounts which comprise the total balance, management does not believe that the Company is subject to any significant credit risk.

     The Company routinely maintains cash balances with one bank under limits insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1999, the Company's cash balance with this bank was $235,476 in excess of the FDIC insured limit. The Company also maintains cash in a money market account with a brokerage firm in excess of the $1 million limit insured by the Securities Investor Protection Corporation ("SIPC"). At December 31, 1999, the Company's balance in this money market account was $343,415 in excess of the SIPC insured limit. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's receivables and payables are current and on normal terms and, accordingly, are believed by management to approximate fair value. Management also believes that notes payable, long-term debt and capital lease obligations approximate fair value when current interest rates for similar debt securities are applied.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                                                              YEARS
                                                              -----
Machinery and equipment.....................................  5-10
Office furniture and equipment..............................     5
Structures and improvements.................................  5-39

     Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of equipment are included in income.

COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired is net of accumulated amortization of $13,000 at December 31, 1999. Such costs are being amortized on the straight-line method over a ten-year period. For the year ended December 31, 1999, amortization expense was $13,000.

DEFERRED CHARGES

     Deferred charges consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred acquisition costs..................................  $ 58,233    $     --
Deposits and other..........................................    55,070          --
                                                              --------    --------
                                                              $113,303    $     --
                                                              ========    ========

     Deferred acquisition costs are capitalized as a component of total acquisition costs upon successful consummation of a planned acquisition. Such costs are expensed if it is determined that a proposed acquisition is unlikely to occur.

REVENUE RECOGNITION

     The Company recognizes revenue upon receipt and acceptance of waste materials at its material recovery facilities and landfills, upon collection of waste materials for its waste disposal operations, and when services are provided for its site development and portable toilet leasing operations.

ENVIRONMENTAL COSTS

     It is our policy and a requirement of the Florida Administrative Code for all environmental solid waste permits to establish and maintain financial assurance for closure and post closure. This financial assurance must be approved by the Florida Department of Environmental Protection. The financial assurance mechanism must include funds for removing all stockpiles and provide for site closure. Because the Company does not presently own any landfill sites, there have been no accruals required for closure or post-closure costs.

CASH AND EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company financed equipment purchases as follows:

                                                                                      AUGUST 26,
                                                                                         1997
                                                                                     (INCEPTION)
                                                        YEAR ENDED DECEMBER 31,        THROUGH
                                                       --------------------------    DECEMBER 31,
                                                          1999           1998            1997
                                                       -----------    -----------    ------------
Property and equipment purchased.....................  $ 4,718,423    $ 2,014,879     $  402,703
Long-term debt financing.............................   (3,932,259)    (1,445,297)      (244,202)
                                                       -----------    -----------     ----------
Capital expenditures.................................  $   786,164    $   569,582     $  158,501
                                                       ===========    ===========     ==========

     During 1998, the Company received capital contributions and its subsidiaries purchased treasury stock as follows:

Capital contributions.......................................  $ 411,000
Expenditures for treasury stock of subsidiaries.............    (66,840)
                                                              ---------
Net proceeds from capital contributions.....................    344,160
Debt issued to purchase treasury stock of subsidiaries......   (136,960)
                                                              ---------
Net capital contributed.....................................  $ 207,200
                                                              =========

     During 1999, the Company issued common stock and notes to effect business combinations, as follows:

Value of business combinations..............................  $ 597,500
Value of common stock issued................................   (497,500)
Note issued.................................................   (100,000)
                                                              ---------
Cash expenditures for business combinations.................  $      --
                                                              =========

PRO FORMA INFORMATION (UNAUDITED)

     The statements of operations present pro forma information (unaudited) of income tax expense which would have been recorded had Star's subsidiaries been taxable corporations based on the tax laws in effect during the period and the resultant pro forma effect on net income (loss) and earnings (loss) per share. The comparative information presented for the year ended December 31, 1999, is actual.

2.   BUSINESS COMBINATION

     Effective October 1, 1999, the Delta Site Development Corp. acquired the business, and substantially all of the assets and liabilities, of Mario's Equipment Rental, Inc. ("Mario's") in exchange for 100,000 shares of Star's common stock valued at $487,500 and a $100,000 note. As a result, the Company commenced operations of providing site development services, such as site clearing and grading. The share issuance has been recorded at the bid price of the Company's common stock for two days before and after September 21, 1999, the date the agreement was entered into. The value of the consideration given in excess of the fair value of the net equity of Mario's has been recorded as goodwill which is being amortized over a 10-year period.

     The following unaudited information has been prepared on a pro forma basis as if the business of Mario's had been acquired as of the beginning of the year ended December 31, 1999:

Revenues....................................................  $13,816,711
                                                              ===========
Net loss....................................................  $  (360,440)
                                                              ===========
Loss per share..............................................  $     (0.05)
                                                              ===========
Weighted average common shares..............................  $ 7,087,500
                                                              ===========

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Mario's acquisition been consummated as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

3.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        DECEMBER 31,
                                                                  ------------------------
                                                                     1999          1998
                                                                  ----------    ----------
    Notes payable to various financial institutions in monthly installments totalling $109,408 in 1999 and $33,469 in
      1998, including interest ranging from 5.9% to 11.4%. The
      notes mature in April 2001 through November 2007. The
      notes are secured by machinery and equipment..............  $3,949,543    $1,211,517
    Mortgage payable to an individual in monthly installments of
      $4,614 in 1999 and $5,455 in 1998, including interest at
      8%, through August 2003...................................     251,629       337,387
    Notes payable to individuals in monthly installments
      totalling $3,639, including interest at 7%. The notes
      mature in September 2001 through November 2003 and are
      personally guaranteed by the Company's majority
      shareholders..............................................      67,109       133,260
                                                                  ----------    ----------
                                                                   4,268,281     1,682,164
    Less current portion........................................   1,174,060       365,265
                                                                  ----------    ----------
                                                                  $3,094,221    $1,316,899
                                                                  ==========    ==========

     As of December 31, 1999, maturities of long-term debt are as follows:

YEAR ENDING
DECEMBER 31,
------------
  2000......................................................  $1,174,060
  2001......................................................   1,078,048
  2002......................................................     875,767
  2003......................................................     738,539
  2004......................................................     353,403
  Thereafter................................................      48,464
                                                              ----------
                                                              $4,268,281
                                                              ==========

4.   RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

     Effective November 1999, Star entered into an agreement to provide operational and administrative management services to J.R. Capital Corp., ("J.R. Capital") a related party corporation. J.R. Capital, which is owned by the chairman of Star, owns and operates several material recovery facilities in Florida. The agreement is for a five-year period ending October 2004. Under the terms of the agreement, Star is to provide administrative and managerial functions, maintain books and records, and provide other services to J.R. Capital. In addition, Star has agreed to permit J.R. Capital to dispose of waste at a rate equal to the lesser of the fair market value, or the same rate which Star charges on an internal basis. In return, Star receives an annual management fee of $1,537,293, receivable in monthly installments of $128,108. The full provisions of the agreement were deferred by the parties until January 1, 2000. As a result, for the year ended December 31, 1999, related party management fee income totalled $20,258.

     In addition, Star and J.R. Capital allow each other to utilize any of each other's facilities for a price equal to 90% of the fair market value for such services charged to non-affiliate third parties. The agreement may be terminated by J.R. Capital upon 30 days written notice and by Star upon 90 days written notice.

RELATED PARTY ACCOUNTS

     During 1999, Star derived $290,425 of revenue for disposal fees and trucking services provided to J.R. Capital. During 1999, Star incurred $1,035,548 of costs for disposal fees at J.R. Capital's material recovery facilities.

     At December 31, 1999, accounts payable includes net payables to J.R. Capital of $538,014 and accounts receivable includes net receivables from J.R. Capital of $38,160. Such payables and receivables are satisfied in the ordinary course of business.

     During 1999 and 1998, Star paid accounting fees to a firm, which is owned, in part, by one of Star's significant shareholders. Such fees totalled $13,400 and $12,000 for the years ended December 31, 1999 and 1998, respectively.

     The Company also leases one of its facilities from a related party. See
Note 6.

NOTES PAYABLE -- RELATED PARTIES

     Notes payable -- related parties represent uncollateralized, non-interest bearing loans made to the Company by related parties. The notes are payable on demand. All such notes were paid during 1999.

LOANS FROM SHAREHOLDERS

     Loans from shareholders represent uncollateralized, non-interest bearing advances to the Company, payable on demand. All such loans were repaid during 1999.

5.   SHAREHOLDERS' EQUITY

COMMON STOCK

     As described in Note 1, on February 4, 1999, Star Services Group, Inc. issued 5,000,000 shares of common stock to acquire all of the issued and outstanding shares of the Subsidiaries. Prior to that date, and throughout 1998 and 1997, the ownership and voting percentage of the Subsidiaries was identical. The ownership and voting percentage of Star Services subsequent to the acquisitions was also identical to that of the Subsidiaries prior to the acquisitions. As a result, the business combination has been accounted for as a recapitalization, similar to a pooling of interests. The capital structure for all periods has been retroactively restated to give effect to the business combination and the capital structure of Star Services.

PREFERRED STOCK

     The Company's articles of incorporation provide that the Company may authorize the issuance of up to 5,000,000 shares of preferred stock. The preferred stock may be issued in series from time to time with such designations, rights, preferences and limitations as the Company's Board of Directors may determine by resolution.

PRIVATE PLACEMENT

     During 1999, Star completed a private placement under which it sold 2,000,000 shares of its $.01 par value common stock at a purchase price of $2 per share. The Company received net proceeds of $3,950,000.

STOCK OPTION PLAN

     The 1999 Stock Option Plan was adopted by the Board of Directors effective as of February 3, 1999. The plan is intended to provide employees, consultants and directors with additional incentives by increasing their proprietary interests in the Company. Under the plan, Star may grant options with respect to 2,000,000 shares of the Company's common stock. Concurrent with the effective date of the plan, the Company's board granted options to purchase 759,000 shares of common stock at an exercise price of $0.30 per share. All such options vest over a four-year schedule and are exercisable no later than 10 years after the grant date.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, the Company is recording stock-based compensation based on the difference between the $2.00 per share estimated fair market value of the Company's stock on the date of the grant and the $0.30 per share exercise price. Such compensation is being recorded over the four-year vesting period of the options. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123).

     A summary of stock-based compensation is as follows:

Total compensation to be recognized.........................    $1,290,300
  Compensation recognized during the year ended December 31,
     1999...................................................       295,693
                                                                ----------
  Deferred compensation at December 31, 1999................    $  994,607
                                                                ==========

6.   COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

     From inception through October 1998, the Company maintained its offices on the site of the 50-acre material recovery facility described in the following paragraph. During November 1998 through January 1999, the Company leased its offices on a month-to-month basis. Effective February 1, 1999, the Company entered into an operating lease for its office facilities. Such lease was revised effective October 1999. The lease is for a three-year period ending September 2002 at an annual rental of $39,448, with an option to extend the lease for an additional three years.

     Through March 2000, the Company leased approximately 50 acres of land under an operating lease on which it operates one of its material recovery facilities at a monthly rental of $8,333. Effective March 2000, the Company entered into an agreement to terminate this lease, with the goal of reducing costs by consolidating its operations at another of its facilities located nearby. The Company made a one-time payment of approximately $40,000 in connection with the termination of this lease.

     The Company also leases approximately 30 acres on which it operates a material recovery facility at a monthly rental of $20,000 under an operating lease which expires August 2000. The lease also provides for the option to purchase the facility for $4,000,000. During March 2000, the Company exercised its option to purchase the facility. See Note 8.

     Effective February 15, 1999, Delta Resources Corp. entered into an operating lease for approximately 90 acres of land which include a 48-acre construction and demolition landfill in Titusville, Florida. Under the terms of the 18-month agreement, the monthly rental is $4,000 for the first four months and $8,000 per month thereafter. During the term of the lease, the Company is to pursue certain environmental permits, wetland issues and zoning. In the event that the Company exercises its option to purchase the property (as described below), $4,000 of each $8,000 payment made shall be applied against the $600,000 purchase price. If the aforementioned permits and licenses have not been received, the Company has the option to renew the term of the lease for an additional 18-month period. Rent during the renewal period shall not be applied to the purchase price.

     Effective January 2000, the landfill operations of Delta Resources Corp. have been suspended indefinitely as a result of a court determination that the property does not have proper zoning. The Company presently intends to appeal this decision. The Company believes that the operation of the landfill is not significant to Star's financial results and, consequently, it may choose to drop the appeal. The Company believes that the lack of proper zoning obviates the requirement that lease payments be made.

     Effective June 1999, Delta Tall Pines Corp. entered into an operating lease agreement with a related party for a material recovery facility in Palm Beach County, Florida. The lessor is a corporation which is owned by two of Star's principal shareholders and officers. The lease is for a 74-month term ending July 2005, at a monthly rental of $21,200. In addition, the Company is responsible for all real estate taxes and operating costs. Rent paid to the related party totalled $148,400 for the year ended December 31, 1999.

     Rent expense under the above office and facilities leases totalled $614,698 and $154,610 for the years ended December 31, 1999 and 1998, respectively.

     During 1998, the Company commenced leasing four of its trucks from a financing corporation under operating leases, which expire in various months of 2003. The Company has the option to purchase the trucks and trailers for the fair market value at the expiration of the lease term. The Company also leases a variety of office equipment under operating leases which expire through 2004. Lease expense under these operating leases for the years ended December 31, 1999 and 1998 was approximately $107,000 and $47,000, respectively.

MINERAL EXTRACTION AGREEMENT

     Eastern Recycling, Inc. entered into a mineral extraction agreement, dated October 10, 1997, and amended May 26, 1998, whereby Eastern Recycling, Inc. has the exclusive right to excavate, dredge, mine and remove all sand products in and from an 18.2 acre lake area located in Pompano Beach, Florida.

     The parties in the contract, through Eastern Recycling, Inc., will conduct the mining production and sale of screened mason sand, its by-products, lawn sand, stabilizer and fill for sale to third parties.

     The agreement includes the lease of approximately 6.5 acres of land adjoining the lake area. Under the terms of the agreement, the Company is obligated to pay a royalty of 15% of gross sales price for all minerals and materials extracted, or $.50 per ton, whichever is greater. Such royalty payments shall not be less than $2,500 per month. Such payments commenced in July 1998.

     Royalty and rent payments under the mineral extraction agreement totalled $30,000 and $15,000 for the years ended December 31, 1999 and 1998, respectively.

FUTURE MINIMUM PAYMENTS

     The minimum future payments under the above lease and mineral extraction agreements are as follows:

YEAR ENDING                                                 OPERATING                   MINERAL
DECEMBER 31,                                                FACILITIES    EQUIPMENT    EXTRACTION
------------                                                ----------    ---------    ----------
  2000....................................................  $  361,665    $107,563      $ 30,000
  2001....................................................     293,966     105,162        30,000
  2002....................................................     285,182     101,880        30,000
  2003....................................................     254,400      41,802        30,000
  2004....................................................     254,400       2,259        30,000
  Thereafter..............................................     148,400          --        90,000
                                                            ----------    --------      --------
                                                            $1,598,013    $358,666      $240,000
                                                            ==========    ========      ========

GOVERNMENT REGULATION

     Substantially all of the Company's operations are subject to federal, state and local regulations relating to the disposition of environmentally-sensitive waste. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the capital expenditures, net income, financial condition or competitive position of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal, state and local requirements.

ACQUISITION AGREEMENT

     During February 1999, the Company entered into an agreement to acquire the operations of a landfill operation in Titusville, Florida. In connection therewith, the Company entered into an operating lease for the landfill, as described above. In addition, the Company entered into an option to purchase the landfill, including licenses and permits and a noncompete agreement with the owner, for $600,000. Such option expires July 31, 2000, but may be renewed for an additional year if the operating lease agreement is renewed. In the event that the option to purchase is exercised, consideration shall include a $500,000 mortgage payable every other month over a ten-year period in installments of $11,577 including interest at 7%. In addition, if the purchase option is exercised, the Company will enter into a consulting agreement with the owner of the landfill to provide consulting services to the Company for a three-year period in exchange for a prepaid consulting fee of $100,000.

7.   INCOME TAXES

     During 1998 and 1997, the Subsidiaries elected to be treated as S Corporations under the provisions of the Internal Revenue Code and similar provisions of state tax laws. As S Corporations, the net income or loss of the Subsidiaries was reportable by the shareholders who were responsible for any income taxes thereon. Therefore, no provision for taxes on income has been included in the 1998 or 1997 financial statements. Star's acquisition of the Subsidiaries in 1999 automatically terminated their S Corporation elections. Therefore, a provision for income tax benefit has been recognized for the year ended December 31, 1999, at the statutory U.S. income tax rate of 35%. There are no material differences in the basis of assets and liabilities for income tax and financial reporting purposes.

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Valuation allowances, if any, are provided when the expected realization of deferred tax assets does not meet a "more likely than not" criterion.

     Deferred tax benefits of $195,001 were recognized for the year ended December 31, 1999, as a result of the Company's net operating loss of approximately $557,000. Such loss is available to be carried forward through the year 2019 to offset future years' taxable income. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The deferred tax asset has been classified as current based on the expected reversal date of the temporary difference.

8.   SUBSEQUENT EVENTS

     During March 2000, the Company exercised its purchase option and closed on the acquisition of the material recovery facility, which it had previously leased. The purchase price for the property was $4,000,000 which was paid as follows: $500,000 at closing and the remainder in two purchase promissory notes: one at $2,500,000 and the second at $1,000,000 each with interest at the rate of 8%. The promissory notes are for a term of 30 years and call for payments of $18,344 and $7,338 per month, respectively.

     During March 2000, the Company acquired substantially all of the assets of a corporation, which operates a roll-off container business in Dade County, Florida. The business was acquired for $960,400, of which $660,400 was paid in cash and $300,000 was paid in 59,260 shares of the Company's common stock. Such shares are to be held in escrow until the final purchase price is determined. The total purchase price is subject to adjustment based on revenues to be generated in the month of August 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein to the section in Part I, Item 4, entitled "Executive Officers and Directors."

     The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a.    1.   Financial Statements:

           Reference is made to the index set forth in "ITEM 8, FINANCIAL STATEMENTS and SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

           2.   Financial Statement Schedules:

            The following financial statement schedules of Star Services Group, Inc. for the calendar years ended December 31, 1999, 1998 and 1997 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Star Services Group, Inc.

             SCHEDULE                                                                   PAGE
             --------                                                                   ----
                II      Valuation and Qualifying Accounts...........................    S-1

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

           3.   Exhibits

           The Exhibit listed on the accompanying Index to Exhibit immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

             EXHIBIT
             NUMBER    DESCRIPTION
             -------   -----------
               27      Financial Data Schedule

     b.    Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STAR SERVICES, INC.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
           /s/ JACK R. CASAGRANDE              Chairman of the Board and Chief         March 30, 2000
---------------------------------------------  Executive Officer (Principal Executive
             Jack R. Casagrande                Officer)

           /s/ PATRICK F. MARZANO              President and Director                  March 30, 2000
---------------------------------------------
             Patrick F. Marzano

              /s/ RICHARD LOSS                 Chief Financial Officer (Principal      March 30, 2000
---------------------------------------------  Financial and Accounting Officer)
                Richard Loss

             /s/ PHILLIP FOREMAN               Chief Operating Officer and Director    March 30, 2000
---------------------------------------------
               Phillip Foreman

            /s/ THOMAS R. ROBERTS              Vice President, Environmental           March 30, 2000
---------------------------------------------  Compliance and Director
              Thomas R. Roberts

            /s/ FRANK P. MARZANO               Director                                March 30, 2000
---------------------------------------------
              Frank P. Marzano

             /s/ RICK CASAGRANDE               Director                                March 30, 2000
---------------------------------------------
               Rick Casagrande

             /s/ SAMUEL G. WEISS               Director                                March 30, 2000
---------------------------------------------
               Samuel G. Weiss

                          INDEPENDENT AUDITORS' REPORT
                         ON OTHER FINANCIAL INFORMATION

The Shareholders
Star Services Group, Inc.

     The audited consolidated financial statements of the Company and our report thereon are presented in the preceding section of this report. The financial information in schedule II -- Valuation and Qualifying Accounts on Page S-1 is presented for purposes of additional analysis and is not a required part of the financial statements of the Company. Such information has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                          HORTON & COMPANY, L.L.C.

Wayne, New Jersey
March 22, 2000

                            STAR SERVICES GROUP, INC

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                             BEGINNING     COST AND    TO OTHER                AT END OF
                                             OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
                                             ----------   ----------   --------   ----------   ---------
PERIOD AUGUST 26, 1997 (INCEPTION) THROUGH
  DECEMBER 31, 1997
Allowance for doubtful accounts (deducted
  from accounts receivable)................    $   --      $    --      $  --       $   --      $    --
                                               ------      -------      -----       ------      -------
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts (deducted
  from accounts receivable)................    $   --      $ 2,000      $  --       $   --      $ 2,000
                                               ------      -------      -----       ------      -------
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts (deducted
  from accounts receivable)................    $2,000      $85,380      $  --       $2,000      $85,380
                                               ------      -------      -----       ------      -------