Form 10-Q
period 2000-03-31
STAR SERVICES GROUP INC
filed 2000-05-15
CIK 1090864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28779


                            STAR SERVICES GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                 ---------------

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

                                 ---------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD AND THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] OR NO [ ]

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH ISSUER'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    Class                                     Outstanding on May 1, 2000
    -----                                     --------------------------
    Common Stock..............................          8,159,260


================================================================================

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I
Item 1. Financial Statements
        Consolidated Condensed Balance Sheets
          March 31, 2000 and December 31, 1999 ..........................  1
        Consolidated Condensed Statements of Operations
          Three Months Ended March 31, 2000 and March 31, 1999 ..........  2
        Consolidated Condensed Statement of Stockholders' Equity
          Three Months Ended March 31, 2000 .............................  3
        Consolidated Condensed Statements of Cash Flows
          Three Months Ended March 31, 2000 and March 31, 1999 ..........  4
        Notes to Consolidated Condensed Financial Statements ............  5

Item 2. Management's Discussion and Analysis of Financial Condition
          And Results of Operations .....................................  9
Item 3. Quantitative and Qualitative Disclosures About Market Risk ...... 13

PART II
Item 1. Legal Proceedings ............................................... 14
Item 6. Exhibits and Reports on Form 8-K ................................ 14




                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,         December 31,
                                                                             2000                1999
                                                                          ------------       ------------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
              Cash                                                        $    372,164       $  1,476,406
              Accounts receivable                                            2,269,822          1,978,243
              Prepaid expenses                                                 299,368            163,149
              Deferred income taxes                                            343,822            195,001
                                                                          ------------       ------------
                          Total current assets                               3,285,176          3,812,799
                                                                          ------------       ------------

Property and equipment, at cost:
              Machinery and equipment                                        7,818,920          6,164,321
              Office furniture and equipment                                   105,614             84,320
              Structures and improvements                                    5,202,040            887,364
                                                                          ------------       ------------
                                                                            13,126,574          7,136,005
              Less accumulated depreciation                                    901,940            647,427
                                                                          ------------       ------------
                          Net property and equipment                        12,224,634          6,488,578
                                                                          ------------       ------------

Other assets:
              Cost in excess of net assets acquired                            831,668            534,864
              Deferred charges                                                 101,536            113,303
                                                                          ------------       ------------
                          Total other assets                                   933,204            648,167
                                                                          ------------       ------------
                          Total assets                                    $ 16,443,014       $ 10,949,544
                                                                          ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
              Current portion of long-term debt                           $  1,492,213       $  1,174,060
              Accounts payable                                               1,225,148          1,260,328
              Accrued expenses                                                 920,679            562,737
                                                                          ------------       ------------
                          Total current liabilities                          3,638,040          2,997,125
                                                                          ------------       ------------
Long-term debt, net of current portion                                       7,842,512          3,094,221
                                                                          ------------       ------------

Stockholders' equity:
              Common stock, $.01 par value
                30,000,000 shares authorized,
                8,159,260 shares issued and outstanding in 2000                 81,593
                8,100,000 shares issued and outstanding in 1999                                    81,000
              Additional paid-in capital                                     5,579,445          5,199,393
              Retained earnings (accumulated deficit)                         (698,576)          (422,195)
                                                                          ------------       ------------
                          Total stockholders' equity                         4,962,462          4,858,198
                                                                          ------------       ------------
                          Total liabilities and stockholders' equity      $ 16,443,014       $ 10,949,544
                                                                          ============       ============


                 See notes to consolidated financial statements

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three-month period
                                                        ended March 31,
                                                -----------------------------
                                                   2000              1999
                                                -----------       -----------
                                                         (unaudited)
Revenues                                        $ 5,037,985       $ 2,217,469
                                                -----------       -----------

Expenses:
    Direct costs                                  3,576,767         1,588,770
    Selling and administrative                    1,002,986           457,626
    Stock-based compensation                         80,643            53,762
    Depreciation and amortization                   242,737            53,448
                                                -----------       -----------
                                                  4,903,133         2,153,606
                                                -----------       -----------
Income (loss) from operations                       134,852            63,863

Interest income                                       5,977                --
Interest expense                                   (116,630)          (39,743)
Costs related to closure of facilities             (449,401)               --
                                                -----------       -----------
Income (loss) before income taxes                  (425,202)           24,120

Income taxes benefit (expense)                      148,821            (8,442)
                                                -----------       -----------
Net income (loss)                               $  (276,381)      $    15,678
                                                ===========       ===========

Earnings (loss) per share                       $     (0.03)      $      0.00
                                                ===========       ===========
Historical weighted average shares
   outstanding                                    8,107,813         5,016,306
                                                ===========       ===========


                 See notes to consolidated financial statements

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Three-month periods ended March 31, 2000 and 1999

            (Information for three-month periods ended March 31, 2000
                             and 1999 is unaudited)

                                                   Common stock                             Retained
                                            --------------------------      Additional      earnings
                                             Issued                          paid-in       (accumulated
                                             shares         Par value        capital         deficit)
                                           ----------       ----------      ----------     -----------
Balance at January 1, 1999                  5,000,000       $   50,000      $  448,200      $  (60,050)
Issuance of common stock and
  capital contributions (unaudited)         1,467,500           14,675       2,970,325              --
Net income (unaudited)                             --               --              --          15,678
                                           ----------       ----------      ----------      ----------
Balance at March 31, 1999 (unaudited)       6,467,500       $   64,675      $3,418,525      $  (44,372)
                                           ==========       ==========      ==========      ==========


Balance at January 1, 2000                  8,100,000       $   81,000      $5,199,393      $ (422,195)
Issuance of common stock and
  capital contributions (unaudited)            59,260              593         380,052              --
Net loss (unaudited)                               --               --              --        (276,381)
                                           ----------       ----------      ----------      ----------
Balance at March 31, 2000 (unaudited)       8,159,260       $   81,593      $5,579,445      $ (698,576)
                                           ==========       ==========      ==========      ==========




                 See notes to consolidated financial statements

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three-month period
                                                                                           ended March 31,
                                                                                    -----------------------------
                                                                                       2000               1999
                                                                                    -----------       -----------
                                                                                            (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                                 $  (276,381)      $    15,678
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
              Depreciation and amortization                                             255,209            53,449
              Stock-based compensation                                                   80,643            53,762
              Deferred charges expenses                                                  11,767                --
              Changes in operating assets and liabilities:
                Increase in accounts receivable                                        (291,579)         (279,513)
                Increase in prepaid expenses                                           (136,219)          (12,778)
                Increase in deferred income tax asset                                  (148,821)          (18,817)
                Increase(decrease) in accounts payable                                  (35,180)          438,702
                Increase in accrued expenses                                            277,299            34,323
                                                                                    -----------       -----------
                          Net cash provided by (used in)
                            operating activities                                       (263,262)          284,806
                                                                                    -----------       -----------

Cash flows from investing activities:
  Capital expenditures                                                                 (192,907)          (13,018)
                                                                                    -----------       -----------
                          Net cash (used in) investing activities                      (192,907)          (13,018)
                                                                                    -----------       -----------
Cash flows from financing activities:
  Proceeds from stockholder loans                                                            --            67,000
  Principal payments under loan agreements                                             (648,073)         (228,118)
  Net proceeds from issuance of common stock
    and capital contributions                                                                --         2,985,000
                                                                                    -----------       -----------
                          Net cash provided by (used in) financing activities          (648,073)        2,823,882
                                                                                    -----------       -----------

Net increase (decrease) in cash                                                      (1,104,242)        3,095,670
Cash, beginning of period                                                             1,476,406            49,149
                                                                                    -----------       -----------
Cash, end of period                                                                 $   372,164       $ 3,144,819
                                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid                                                               $   116,630       $    39,743
                                                                                    ===========       ===========


                 See notes to consolidated financial statements

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

    These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Star Services Group, Inc. and subsidiaries collectively called ("the Company") at March 31, 2000 and the results of its operations and its cash flows for the period then ended and the period ended March 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended December 31, 1999. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

2.  EARNINGS (LOSS) PER SHARE

    Basic and diluted earnings (loss) per share are calculated as follows:

                                            Three Months Ended
                                                  March 31,
                                        -----------------------------
                                           2000               1999
                                        -----------       -----------
Earnings
     Net Income (Loss)                  $  (276,381)      $    15,678

Income (loss) applicable to
     common shareholders                $  (276,381)      $    15,678
                                        ===========       ===========
Basic:
Income (loss) applicable to
     common shareholders                $  (276,381)      $    15,678
Weighted average shares
outstanding during the period             8,107,813         5,016,306

     Basic                              $     (0.03)      $      0.00

Diluted:
Income (loss) applicable to
     common shareholders                $  (276,381)      $    15,678
Weighted average shares
     outstanding during the period        8,107,813         5,016,306

Effect of dilutive securities:
     Stock Options                                0                 0

Diluted weighted common
     shares outstanding                   8,107,813         5,016,306

     Diluted                            $     (0.03)      $      0.00

3.  BUSINESS COMBINATIONS

    On March 20, 2000, Star Services Group, Inc. ("Star") acquired certain assets of Allied Rolloff Holdings, Inc. ("Allied"), a Florida corporation, pursuant to a Asset Purchase Agreement dated as of February 16, 2000 (the "Agreement").

    Star acquired all of the containers, carts and compactors ("Containers"), five motor vehicles and all of the recycling equipment and radios located in the vehicles and equipment, including the radio base station ("Trucks and Joists"), all manual and automated billing systems, all computer hardware including printers, CPU's, keyboards ("Computers and Furniture"), all inventory of parts, tires and accessories, all trade secrets, proprietary rights, symbols, trademarks, logos, and tradenames, and all contractual rights of Allied with its customers.

    The estimated purchase price is Nine Hundred Sixty Thousand Four Hundred Dollars ($960,400.00). The components of the purchase price are Two Hundred Thousand Dollars ($200,000.00) for trucks and joists, Three Hundred Ninety-Two Thousand Four Hundred Dollars ($392,400.00) for containers, Ten Thousand Dollars ($10,000.00) for computers and furniture, Fifty-Eight Thousand Dollars ($58,000.00) for restrictive covenants, and Three Hundred Thousand Dollars ($300,000.00) for goodwill.

    In addition, at the Closing, Star entered into Restrictive Covenant Agreements with Allied and its principals Raul Smith, ATF Holdings, Inc., Eduardo Cusco and Raul Sotolongo dated March 1, 2000 restricting among other activities, competing with Star for a period of five years from the closing.

    The funds required to pay for the purchased assets of Allied pursuant to the Asset Purchase Agreement were derived from the proceeds of a secured promissory note received in the amount of Five Hundred Thousand Dollars ($500,000.00). The remaining cash outflow of One Hundred Sixty Thousand Four Hundred Dollars ($160,400.00) was withdrawn from the Prudential money market account whose funds were generated from Star's private placement. In addition, Fifty-Nine Thousand Two Hundred and Sixty (59,260) shares of duly registered and freely transferable common stock of Star were issued to Allied. Such shares are to be held in escrow until the final purchase price is determined. The total purchase price is subject to adjustment based on revenues to be generated in the month of August 2000.

4.  PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                                                        Years
                                                        -----
          Machinery and equipment ................      5-10
          Office furniture and
            equipment ............................         5
          Structures and improvements ............      5-39

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

5.  RELATED PARTY TRANSACTIONS

    During the three months ended March 31, 2000, Star derived $431,338 of revenue for disposal fees and trucking services provided to J.R. Capital Corp, a related party corporation which is owned by the chairman of Star. During the three months ended March 31, 2000, Star incurred $1,218,416 of costs for disposal fees at J.R. Capital's material recovery facilities.

    At March 31, 2000, accounts payable includes net payables to J.R. Capital of $531,795 and accounts receivable includes net receivables from J.R. Capital of $177,293. Such payables and receivables are satisfied in the ordinary course of business.

    Star paid accounting fees to a firm, which is owned, in part, by one of Star's significant shareholders. Such fees totalled $17,130 and $3,000 for the three months ended March 31, 2000 and 1999, respectively.

    Effective June 1999, Delta Tall Pines Corp. entered into an operating lease agreement with a related party for a material recovery facility in Palm Beach County, Florida. The lessor is a corporation which is owned by two of Star's principal shareholders and officers. The lease is for a 74-month term ending July 2005, at a monthly rental of $21,200. In addition, the Company is responsible for all real estate taxes and operating costs. Rent paid to the related party totalled $63,600 for the three months ended March 31, 2000.

6.  COSTS RELATED TO CLOSURE OF FACILITIES

    Effective March, 2000 the Company has closed one of its MRF facilities located in Pompano Beach in order to consolidate operations. Costs related to closure of the facility in the amount of $58,328 represents a payment to the lessor of the property to buyout the remaining term of the lease of the facility.

    In January 2000, the Company was notified that a temporary injunction had been issued ordering that its Royal Oak Construction and Demolition Debris Landfill in Brevard County, Florida be closed. The injunction was based on local zoning laws. Additionally, two employees of its subsidiary Delta Resources, Charles Green and Susan Johnson, were arrested and charged with illegal dumping. Mr. Green is the Secretary of the Company. The County has subsequently closed the facility and the Company is currently appealing that ruling. Costs equaling $391,073 were incurred in order to properly shut down the facility.

7.  INCOME TAXES

    Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Valuation allowances, if any, are provided when the expected realization of deferred tax assets does not meet a "more likely than not" criterion.

    Deferred tax benefits of $148,821 were realized for the three months ended March 31, 2000, as a result of the Company's net operating loss of approximately $425,202. Such loss is available to be carried forward through the year 2020 to offset future years' taxable income. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The deferred tax asset has been classified as current based on the expected reversal date of the temporary difference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements in this Quarterly Report on Form 10-Q concerning the Company's outlook or future economic performance: anticipated profitability, gross billings, commissions and fees, expenses or other financial items: and statements made or exceptions to any future events, conditions, performance or other matter are "forward looking statements: as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include but are not limited to, (I) that the company has grown rapidly and there can be no assurance that the Company will continue to be able to grow profitably or manage its growth, (ii) risks associated with acquisitions, (iii) competition, (iv) the Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, (v) the Company's business experiences seasonality, (vi) and the loss of services of certain key individuals could have a material adverse effect on the Company's business, financial condition or operating results.

OVERVIEW

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

RESULTS OF OPERATIONS

    The following table reflects the Company's operating revenues for each of three months ended March 31, 2000 and 1999 for each of the Company's principal lines of business.

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                   2000                  1999
                                                ----------            ----------
         Waste Services
           Commercial Waste Services            $  165,673            $   45,842
           Industrial Waste Services             2,728,197               925,554
           Other Waste Services ....                     0                 7,277
                                                ----------            ----------
              Total Waste Services..             2,893,870               978,673
         MRFs ......................             1,748,898             1,187,346
         Management Services .......               384,323                     0
         Landfill ..................                10,894                51,450
                                                ----------            ----------
         Operating Revenue .........            $5,037,985            $2,217,469
                                                ==========            ==========

    The following table presents, for the periods indicated, the various consolidated line items as a percentage of gross revenues.

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                       2000                1999
                                                     -------              ------
         Statement of Operations Data:
         Revenues ........................            100.00%             100.00%
                                                      ------              ------
         Expenses:
           Direct costs ..................             71.00%              71.65%
           Selling and administrative ....             19.91%              20.64%
           Stock-based compensation ......              1.60%               2.42%
           Depreciation and amortization .              4.82%               2.41%
                                                      ------              ------
                                                       97.33%              97.12%
                                                      ------              ------
         Income (loss) from operations ...              2.68%               2.88%
         Interest income .................              0.12%               0.00%
         Interest expense ................             (2.31%)             (1.79%)
         Costs related to closure of
           facilities ....................             (8.91%)              0.00%
                                                      ------              ------
         Income (loss) before income
           taxes .........................             (8.42%)              1.09%
         Income tax benefit ..............              2.95%              (0.39)%
                                                      ------              ------
         Net income (loss) ...............             (5.47%)              0.70%
                                                      ======              ======

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                       2000                1999
                                                     -------              -------
         Waste Services
           Commercial Waste Services .....              3.29%              2.07%
           Industrial Waste Services .....             54.15%             41.74%
           Other Waste Services ..........              0.00%              0.33%
                                                      ------             ------
                   Total Waste Services...             57.44%             44.13%

         MRFs ............................             34.71%             53.55%
         Management Services .............              7.63%              0.00%
         Landfills .......................              0.22%              2.32%
                                                      ------             ------
         Operating Revenue ...............            100.00%            100.00%
                                                      ======             ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

    Total revenues for the three months ended March 31 increased to $5,037,985 in 2000 from $2,217,469 in 1999. The increase of $2,820,516 was primarily attributable to increased volumes in industrial waste services and MRFs. The industrial waste services revenues increased due to the expansion of our rolloff operations into Naples and Titusville and the increased revenues generated from our rolloff operation in Pompano. The MRFs revenues increased due to increased activity.

DIRECT COSTS

    Total direct costs for the three months ended March 31 increased to $3,576,767 in 2000 from $1,987,997 in 1999. The increase of $2,189,276 was principally due to increased volume, increased disposal costs and the cost of the hauling operations of Delta Recycling Corp. Direct costs as a percentage of revenues decreased to 71.00% for the three months ended March 31, 2000 from 71.65% for the three months ended March 31, 1999.

SELLING AND ADMINISTRATIVE

    Selling and administrative expenses for the three months ended March 31 increased to $1,002,986 in 2000 from 457,626 in 1999. The increase of $545,360 was due to the increase in administrative overhead required to manage the Company's growth. The largest increases came in the areas of administrative salaries, professional fees, occupancy costs and travel. As a percentage of revenues, selling and administrative expenses for the three months ended March 31 decreased to 19.91% in 2000 from 20.64% in 1999.

STOCK-BASED COMPENSATION

    During February 1999, the Company issued 759,000 options to employees of the Company. The options vest over a four-year period. Stock-based compensation represents the portion of the total compensation expense to be recognized over the vesting period, which is attributable to the 3 month periods ended March 31, 2000 and March 31, 1999.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the three months ended March 31 increased to $242,737 in 2000 from $53,448 in 1999. The increase was the result of the purchase of over $5,900,000 of property and equipment during the three months ended March 31, 2000 and amortization of costs in excess of net assets acquired in business combinations.

INTEREST INCOME AND EXPENSE

    Interest income for the three months ended March 31 increased to $5,977 in 2000 from $0 in 1999. Interest expense for the three months ended March 31 increased to $116,630 in 2000 from $39,743 in 1999. The increased interest expense of $76,887 was a result of higher debt levels resulting from the purchase of additional property and equipment. Interest income earned for the three months ended March 31, 2000 was earned on excess cash balances available as a result of proceeds from the Company's private placement.

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

    As of March 31, 2000, the Company had a working capital deficit of $352,864 (a ratio of current assets to current liabilities of 0.90:1) and a cash balance of $372,164 which compares to a working capital surplus of $815,674 (a current ratio of 1.27:1) and a cash balance of $1,476,406 as of December 31, 1999. The main reason for the decrease in cash balances of $1,123,542 is as a result of the capital used for the downpayment for the purchase of the assets of Allied Roll Off Holdings, Inc. and the acquisition of the material recovery facility the Company had previously leased.

    For the three months ended March 31, 2000, net cash used in operating activities was $263,262 as compared to cash provided by operating activities of $284,806 for the three months ended March 31, 1999. For the three months ended March 31, 2000, net cash used in financing activities was $648,073 as compared to net cash provided by financing activities of $2,823,882 for the three months ended March 31, 1999.

    For the three months ended March 31, 2000 there were no cash dividends paid.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.  The following exhibits are filed as part of this report:


              Exhibit
              Number        Description
              -------       -----------

                27          Financial Data Schedule

         b.   Exhibits and Reports on Form 8-K

              The Company filed a report of Form 8-K dated March 20, 2000, reporting an acquisition of assets under Item 2 thereof. The acquisition related to the Company's purchase of most of the assets of Allied Roll Off Holdings, Inc. ("Allied"). Financial statements of Allied were not required to be filed with Form 8-K.

All other items of this report are inapplicable.

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

                               STAR SERVICES, INC.



       Signature                          Title                        Date
       ---------                          -----                        ----

/s/ Jack R. Casagrande          Chairman of the Board and Chief    May 10, 2000
---------------------------     Executive Officer (Principal
Jack R. Casagrande              Executive Officer)




/s/ Patrick F. Marzano         Chief Financial Officer and         May 10, 2000
---------------------------    President and Director
Patrick F. Marzano