Form 10-Q
period 2000-06-30
STAR SERVICES GROUP INC
filed 2000-08-14
CIK 1090864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH ISSUER'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS                                                         OUTSTANDING ON AUGUST 1, 2000
-----                                                         -----------------------------
COMMON STOCK................................................            8,163,010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1.  Financial Statements........................................    3

         Consolidated Condensed Balance Sheets
         June 31, 2000 and December 31, 1999.........................    3

         Consolidated Condensed Statements of Income
         Three Months Ended June 30, 2000 and June 30, 1999..........    4
         Six Months Ended June 30, 2000 and June 30, 1999............    4

         Consolidated Condensed Statement of Stockholders' Equity
         Six Months Ended June 30, 2000 and June 30, 1999............    5

         Consolidated Condensed Statements of Cash Flows
         Six Months Ended June 30, 2000 and June 30, 1999............    6

         Notes to Consolidated Condensed Financial Statements........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   16

                                  PART II
Item 1.  Legal Proceedings...........................................   17

Item 6.  Exhibits and Reports on Form 8-K............................   17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash......................................................  $   209,748   $ 1,476,406
  Accounts receivable.......................................    2,745,945     1,978,243
  Prepaid expenses..........................................      629,409       163,149
  Deferred income taxes.....................................      315,731       195,001
                                                              -----------   -----------
          Total current assets..............................    3,900,833     3,812,799
                                                              -----------   -----------
Property and equipment, at cost:
  Machinery and equipment...................................    8,706,033     6,164,321
  Office furniture and equipment............................      123,517        84,320
  Structures and improvements...............................    5,476,765       887,364
                                                              -----------   -----------
                                                               14,306,315     7,136,005
  Less accumulated depreciation.............................    1,162,816       647,427
                                                              -----------   -----------
          Net property and equipment........................   13,143,499     6,488,578
                                                              -----------   -----------
Other assets:
  Cost in excess of net assets acquired.....................      810,814       534,864
  Deferred charges..........................................       98,571       113,303
                                                              -----------   -----------
          Total other assets................................      909,385       648,167
                                                              -----------   -----------
          Total assets......................................  $17,953,717   $10,949,544
                                                              ===========   ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $ 1,728,007   $ 1,174,060
  Accounts payable..........................................    1,924,566     1,260,328
  Accrued expenses..........................................    1,132,669       562,737
                                                              -----------   -----------
          Total current liabilities.........................    4,785,242     2,997,125
                                                              -----------   -----------
Long-term debt, net of current portion......................    8,073,263     3,094,221
                                                              -----------   -----------
Stockholders' equity:
  Common stock, $.01 par value 30,000,000 shares authorized,
     8,163,010 shares issued and outstanding in 2000........       81,630            --
  8,100,000 shares issued and outstanding in 1999...........           --        81,000
  Additional paid-in capital................................    5,665,838     5,199,393
  Retained earnings (accumulated deficit)...................     (652,256)     (422,195)
                                                              -----------   -----------
          Total stockholders' equity........................    5,095,212     4,858,198
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $17,953,717   $10,949,544
                                                              ===========   ===========

                 See notes to consolidated financial statements

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                             THREE-MONTH PERIOD ENDED
                                                     JUNE 30,           SIX-MONTH PERIOD ENDED JUNE 30,
                                             ------------------------   -------------------------------
                                                2000          1999           2000             1999
                                             ----------    ----------   --------------    -------------
                                                   (UNAUDITED)                    (UNAUDITED)
Revenues...................................  $5,685,782    $2,550,659    $10,723,767       $4,768,128
                                             ----------    ----------    -----------       ----------
Expenses:
  Direct costs.............................   3,960,094     2,022,486      7,536,861        3,611,256
  Selling and administrative...............     938,473       774,321      1,941,459        1,231,947
  Stock-based compensation.................      80,643        80,643        161,286          134,405
  Depreciation and amortization............     324,673        78,521        567,410          131,969
                                             ----------    ----------    -----------       ----------
                                              5,303,883     2,955,971     10,207,016        5,109,577
                                             ----------    ----------    -----------       ----------
Income (loss) from operations..............     381,899      (405,312)       516,751         (341,449)
Interest income............................      11,263        25,244         17,240           25,244
Interest expense...........................    (153,181)      (61,657)      (269,811)        (101,400)
Costs related to closure of facilities.....    (159,721)           --       (609,122)              --
                                             ----------    ----------    -----------       ----------
Income (loss) before income taxes..........      80,260      (441,725)      (344,942)        (417,605)
Income taxes benefit (expense).............     (33,940)      154,605        114,881          146,162
                                             ----------    ----------    -----------       ----------
          Net income (loss)................  $   46,320    $ (287,120)   $  (230,061)      $ (271,443)
                                             ==========    ==========    ===========       ==========
Earnings (loss) per share..................  $     0.01    $    (0.04)   $     (0.03)      $    (0.05)
                                             ==========    ==========    ===========       ==========
Historical weighted average shares
  outstanding..............................   8,161,774     8,000,000      8,134,794        5,957,804
                                             ==========    ==========    ===========       ==========

                 See notes to consolidated financial statements

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
 (INFORMATION FOR SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 IS UNAUDITED)

                                                     COMMON STOCK                        RETAINED
                                                ----------------------   ADDITIONAL      EARNINGS
                                                 ISSUED                   PAID-IN      (ACCUMULATED
                                                 SHARES      PAR VALUE    CAPITAL        DEFICIT)
                                                ---------    ---------   ----------    ------------
Balance at January 1, 1999....................  5,000,000     $50,000    $  448,200     $ (60,050)
Issuance of common stock and capital
  contributions (unaudited)...................  2,000,000      20,000     3,969,000            --
Shares issued in business combination
  (unaudited).................................  1,000,000      10,000            --            --
Net loss (unaudited)..........................         --          --            --      (271,443)
                                                ---------     -------    ----------     ---------
Balance at June 30, 1999 (unaudited)..........  8,000,000     $80,000    $4,417,200     $(331,493)
                                                =========     =======    ==========     =========
Balance at January 1, 2000....................  8,100,000     $81,000    $5,199,393     $(422,195)
Issuance of common stock and capital
  contributions (unaudited)...................     63,010         630       466,445            --
Net loss (unaudited)..........................         --          --            --      (230,061)
                                                ---------     -------    ----------     ---------
Balance at June 30, 2000 (unaudited)..........  8,163,010     $81,630    $5,665,838     $(652,256)
                                                =========     =======    ==========     =========

                 See notes to consolidated financial statements

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX-MONTH PERIOD
                                                                    ENDED JUNE 30,
                                                              --------------------------
                                                                  2000           1999
                                                              ------------    ----------
                                                                     (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $   (230,061)   $ (271,443)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................       515,389       131,969
     Stock-based compensation...............................       161,286       134,405
     Deferred charges expensed..............................        44,571            --
     Changes in operating assets and liabilities:
       Increase in accounts receivable......................      (767,702)     (582,818)
       Increase in prepaid expenses.........................      (466,260)      (74,856)
       Increase in deferred income tax asset................      (120,730)     (146,162)
       Increase in accounts payable.........................       664,238       556,975
       Increase in accrued expenses.........................       569,932       451,908
                                                              ------------    ----------
          Net cash provided by operating activities.........       370,663       199,978
                                                              ------------    ----------
Cash flows from investing activities:
  Capital expenditures......................................      (895,454)     (424,397)
                                                              ------------    ----------
          Net cash used in investing activities.............      (895,454)     (424,397)
                                                              ------------    ----------
Cash flows from financing activities:
  Principal payments on stockholder loans...................            --      (537,125)
  Principal payments under loan agreements..................      (741,867)     (395,989)
  Net proceeds from issuance of common stock and capital
     contributions..........................................            --     3,999,000
                                                              ------------    ----------
          Net cash provided by (used in) financing
             activities.....................................      (741,867)    3,065,886
                                                              ------------    ----------
Net increase (decrease) in cash.............................    (1,266,658)    2,841,467
Cash, beginning of period...................................     1,476,406        49,149
                                                              ------------    ----------
Cash, end of period.........................................  $    209,748    $2,890,616
                                                              ============    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid.......................................  $    269,811    $  101,400
                                                              ============    ==========

                 See notes to consolidated financial statements

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

     These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Star Services Group, Inc. and subsidiaries collectively called ("the Company") at June 30, 2000 and the results of its operations and its cash flows for the period then ended and the period ended June 30, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended December 31, 1999. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

2. EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share are calculated as follows:

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Earnings
  Net Income (Loss).........................................  $ (230,061)    $ (271,443)
Income (loss) applicable to common shareholders.............  $ (230,061)    $ (271,443)
                                                              ==========     ==========
Basic:
Income (loss) applicable to common shareholders.............  $ (230,061)    $ (271,443)
Weighted average shares outstanding during the period.......   8,134,794      5,957,804
  Basic.....................................................  $    (0.03)    $    (0.05)

Diluted:
Income (loss) applicable to common shareholders.............  $ (230,061)    $ (271,443)
Weighted average shares outstanding during the period.......   8,134,794      5,957,804
                                                              ----------     ----------
Effect of dilutive securities:
  Stock Options.............................................           0              0
                                                              ----------     ----------
Diluted weighted common shares outstanding..................   8,134,794      5,957,804
                                                              ----------     ----------
  Diluted...................................................  $    (0.03)    $    (0.05)
                                                              ----------     ----------

3. BUSINESS COMBINATIONS

     On March 20, 2000, Star Services Group, Inc. ("Star") acquired certain assets of Allied Rolloff Holdings, Inc. ("Allied"), a Florida corporation, pursuant to a Asset Purchase Agreement dated as of February 16, 2000 (the "Agreement").

     Star acquired all of the containers, carts and compactors ("Containers"), five motor vehicles and all of the recycling equipment and radios located in the vehicles and equipment, including the radio base station ("Trucks and Joists"), all manual and automated billing systems, all computer hardware including printers, CPU's, keyboards ("Computers and Furniture"), all inventory of parts, tires and accessories, all trade secrets, proprietary rights, symbols, trademarks, logos, and trade names, and all contractual rights of Allied with its customers.

     The estimated purchase price is Nine Hundred Sixty Thousand Four Hundred Dollars $(960,400.00). The components of the purchase price are Two Hundred Thousand Dollars $(200,000.00) for trucks and joists, Three Hundred Ninety-Two Thousand Four Hundred Dollars $(392,400.00) for containers, Ten Thousand Dollars $(10,000.00) for computers and furniture, Fifty-Eight Thousand Dollars $(58,000.00) for restrictive covenants, and Three Hundred Thousand Dollars $(300,000.00) for goodwill.

     In addition, at the Closing, Star entered into Restrictive Covenant Agreements with Allied and its principals Raul Smith, ATF Holdings, Inc., Eduardo Cusco and Raul Sotolongo dated March 1, 2000 restricting among other activities, competing with Star for a period of five years from the closing.

     The funds required to pay for the purchased assets of Allied pursuant to the Asset Purchase Agreement were derived from the proceeds of a secured promissory note received in the amount of Five Hundred Thousand Dollars $(500,000.00). The remaining cash outflow of One Hundred Sixty Thousand Four Hundred Dollars $(160,400.00) was withdrawn from the Prudential money market account whose funds were generated from Star's private placement. In addition, Fifty-Nine Thousand Two Hundred and Sixty (59,260) shares of duly registered and freely transferable common stock of Star were issued to Allied. Such shares are to be held

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES in escrow until the final purchase price is determined. The total purchase price is subject to adjustment based on revenues to be generated in the month of August 2000.

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

5. RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2000, Star derived $953,310 of revenue for disposal fees and trucking services provided to J.R. Capital Corp, a related party corporation that is owned by the chairman of Star. During the six months ended June 30, 2000, Star incurred $1,387,397 of costs for disposal fees at J.R. Capital's material recovery facilities.

     At June 30, 2000, accounts payable includes net payables to J.R. Capital of $704,054 and accounts receivable includes net receivables from J.R. Capital of $248,592. Such payables and receivables are satisfied in the ordinary course of business.

     Star paid accounting fees to a firm, which is owned, in part, by one of Star's significant shareholders. Such fees totaled $27,570 and $6,000 for the three months ended June 30, 2000 and 1999, respectively.

     Effective June 1999, Delta Tall Pines Corp. entered into an operating lease agreement with a related party for a material recovery facility in Palm Beach County, Florida. The lessor is a corporation which is owned by two of Star's principal shareholders and officers. The lease is for a 74-month term ending July 2005, at a monthly rental of $21,200. In addition, the Company is responsible for all real estate taxes and operating costs. Rent paid to the related party totaled $127,200 for the six months ended June 30, 2000.

     Effective May 30, 2000, Delta Resources sold the customer list and some equipment both from the rolloff operations in Brevard County, Florida to Charles Greene, a former secretary of Star in exchange for a one year promissory note in the amount of $175,000. The transaction was entered into by Star in an effort to terminate all operations in Brevard County as a result of the legal proceedings discussed in the legal proceedings section of this filing.

6. COSTS RELATED TO CLOSURE OF FACILITIES

     Effective March 2000 the Company has closed one of its MRF facilities located in Pompano Beach in order to consolidate operations. Costs related to closure of the facility in the amount of $58,328 represents a payment to the lessor of the property to buyout the remaining term of the lease of the facility.

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

     In January 2000, the Company was notified that a temporary injunction had been issued ordering that its Royal Oak Construction and Demolition Debris Landfill in Brevard County, Florida be closed. The injunction was based on local zoning laws. Additionally, two employees of its subsidiary Delta Resources, Charles Green and Susan Johnson, were arrested and charged with illegal dumping. Mr. Green is the Secretary of the Company. The County has subsequently closed the facility and the Company is currently appealing that ruling. Costs equaling $550,794 for the six months ended June 30, 2000 were incurred in order to properly shut down the facility.

7. INCOME TAXES

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Valuation allowances, if any, are provided when the expected realization of deferred tax assets does not meet a "more likely than not" criterion.

     Deferred tax benefits of $114,881 were realized for the six months ended June 30, 2000, as a result of the Company's net operating loss of approximately $344,942. Such loss is available to be carried forward through the year 2020 to offset future years' taxable income. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The deferred tax asset has been classified as current based on the expected reversal date of the temporary difference.

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

     Land clearing, yard waste and wood are processed in tub grinders or impact grinders to produce wood chips or mulch which is marketed as boiler fuel or cover material. Large concrete, rocks and other inert material are sent to designated tipping areas for future processing and/or disposed of in our adjoining permitted lakefill operations. The remaining material, consisting of dirt, fines, paper, plastics, metals, glass, drywall, broken concrete blocks, bricks, lumber, wood and the like, is stockpiled for removal or processed through additional screening and picking. The system first screens out fines which are stockpiled for landfill cover material, with the remaining material manually sorted to segregate recyclable material such as wood, plastic, glass, ferrous and non- ferrous metals, corrugated cardboard, paper, roofing and aggregate. The MRFs currently recycle approximately 70% to 90% of all waste that they receive.

     Effective October 1, 1999, the Delta Site Development Corp. acquired the business, and substantially all of the assets and liabilities, of Mario's Equipment Rental, Inc. ("Mario's"). As a result, the Company commenced operations of providing site development services, such as site clearing and grading.

RESULTS OF OPERATIONS

     The following table reflects the Company's operating revenues for each of three months and six months ended June 30, 2000 and 1999 for each of the Company's principal lines of business.

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                     ---------------------   ----------------------
                                                       2000        1999         2000        1999
                                                     ---------   ---------   ----------   ---------
Waste Services
  Commercial Waste Services........................    154,510      64,883      320,183     110,725
  Industrial Waste Services........................  3,535,996   1,197,644    6,264,193   2,123,198
  Other Waste Services.............................          0       4,400            0      11,677
                                                     ---------   ---------   ----------   ---------
          Total Waste Services.....................  3,690,506   1,266,927    6,584,376   2,245,600
                                                     ---------   ---------   ----------   ---------
MRFs...............................................  1,610,952   1,114,690    3,359,850   2,302,036
Management Services................................    384,324           0      768,647           0
Landfills..........................................          0     169,042       10,894     220,492
                                                     ---------   ---------   ----------   ---------
Operating Revenue..................................  5,685,782   2,550,659   10,723,767   4,768,128
                                                     =========   =========   ==========   =========

     The following table presents, for the periods indicated, the various consolidated line items as a percentage of gross revenues.

                                                        THREE-MONTH PERIOD   SIX-MONTH PERIOD ENDED
                                                          ENDED JUNE 30,            JUNE 30,
                                                        ------------------   ----------------------
                                                         2000       1999       2000         1999
                                                        -------    -------   ---------    ---------
                                                           (UNAUDITED)
                                                                                  (UNAUDITED)
Revenues..............................................   100.00%    100.00%    100.00%      100.00%
Expenses:
  Direct costs........................................    69.65%     79.29%     70.28%       75.74%
  Selling and administrative..........................    16.51%     30.36%     18.10%       25.84%
  Stock-based compensation............................     1.41%      3.16%      1.51%        2.81%
  Depreciation and amortization.......................     5.71%      3.08%      5.29%        2.77%
                                                        -------    -------    -------      -------
                                                          93.28%    115.89%     95.18%      107.16%
                                                        -------    -------    -------      -------
Income (loss) from operations.........................     6.72%    (15.89)%     4.82%       (7.16)%
Interest income.......................................     0.20%      0.99%      0.16%        0.53%
Interest expense......................................    (2.69)%    (2.42)%    (2.52)%      (2.13)%
Costs related to closure of facilities................    (2.82)%     0.00%     (5.68)%       0.00%
                                                        -------    -------    -------      -------
Income (loss) before income taxes.....................     1.41%    (17.32)%    (3.22)%      (8.76)%
Income taxes benefit (expense)........................    (0.60)%     6.06%      1.07%        3.07%
                                                        -------    -------    -------      -------
Net income (loss).....................................     0.81%    (11.26)%    (2.15)%      (5.69)%
                                                        =======    =======    =======      =======

                                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                 JUNE 30,            JUNE 30,
                                                            ------------------   ----------------
                                                             2000       1999      2000      1999
                                                            -------    -------   ------    ------
Waste Services
  Commercial Waste Services...............................    2.72%      2.54%     2.99%     2.32%
  Industrial Waste Services...............................   62.19%     46.95%    58.41%    44.53%
  Other Waste Services....................................    0.00%      0.17%     0.00%     0.24%
                                                            ------     ------    ------    ------
          Total Waste Services............................   64.91%     49.67%    61.40%    47.10%
                                                            ------     ------    ------    ------
MRFs......................................................   28.33%     43.70%    31.33%    48.28%
Management Services.......................................    6.76%      0.00%     7.17%     0.00%
Landfills.................................................    0.00%      6.63%     0.10%     4.62%
                                                            ------     ------    ------    ------
Operating Revenue.........................................  100.00%    100.00%   100.00%   100.00%
                                                            ======     ======    ======    ======

  Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

REVENUES

     Total revenues for the three months ended June 30 increased to $5,685,782 in 2000 from $2,550,659 in 1999. The increase of $3,135,123 was primarily attributable to increased volumes in industrial waste services and MRFs. The industrial waste services revenues increased due to the expansion of our rolloff operations into Naples and Titusville and the increased revenues generated from our rolloff operation in Pompano. The MRFs revenues increased due to increased activity.

DIRECT COSTS

     Total direct costs for the three months ended June 30 increased to $3,960,094 in 2000 from $2,022,486 in 1999. The increase of $1,937,608 was principally due to increased volume, increased disposal costs and the cost of the hauling operations of Delta Recycling Corp. Direct costs as a percentage of revenues decreased to 69.65% for the three months ended June 30, 2000 from 79.29% for the three months ended June 30, 1999.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses for the three months ended June 30 increased to $938,473 in 2000 from $774,321 in 1999. The increase of $164,152 was due to the increase in administrative overhead required to manage the Company's growth. The largest increases came in the areas of administrative salaries, professional fees, occupancy costs and travel. As a percentage of revenues, selling and administrative expenses for the three months ended June 30 decreased to 16.51% in 2000 from 30.36% in 1999.

STOCK-BASED COMPENSATION

     During February 1999, the Company issued 759,000 options to employees of the Company. The options vest over a four-year period. Stock-based compensation represents the portion of the total compensation expense to be recognized over the vesting period, which is attributable to the 3-month periods ended June 30, 2000 and June 30, 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the three months ended June 30 increased to $324,673 in 2000 from $78,521 in 1999. The increase was the result of the purchase of over $5,900,000 of property and equipment during the three months ended March 31, 2000 and amortization of costs in excess of net assets acquired in business combinations.

INTEREST INCOME AND EXPENSE

     Interest income for the three months ended June 30 decreased to $11,263 in 2000 from $25,244 in 1999. Interest expense for the three months ended June 30 increased to $153,181 in 2000 from $61,657 in 1999. The increased interest expense of $91,524 was a result of higher debt levels resulting from the purchase of additional property and equipment. Interest income earned for the three months ended June 30, 2000 was earned on excess cash balances available as a result of proceeds from the Company's private placement.

  Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

REVENUES

     Total revenues for the six months ended June 30 increased to $10,723,767 in 2000 from $4,768,128 in 1999. The increase of $5,955,639 was primarily attributable to increased volumes in industrial waste services and MRFs. The industrial waste services revenues increased due to the expansion of our rolloff operations into Naples and Titusville and the increased revenues generated from our rolloff operation in Pompano. The MRFs revenues increased due to increased activity.

DIRECT COSTS

     Total direct costs for the six months ended June 30 increased to $7,536,861 in 2000 from $3,611,256 in 1999. The increase of $3,925,605 was principally due to increased volume, increased disposal costs and the cost of the hauling operations of Delta Recycling Corp. Direct costs as a percentage of revenues decreased to 70.28% for the six months ended June 30, 2000 from 75.74% for the six months ended June 30, 1999.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses for the six months ended June 30 increased to $1,941,459 in 2000 from $1,231,947 in 1999. The increase of $709,512 was due to the increase in administrative overhead required to manage the Company's growth. The largest increases came in the areas of administrative salaries, professional fees, occupancy costs and travel. As a percentage of revenues, selling and administrative expenses for the six months ended June 30 decreased to 18.10% in 2000 from 25.84% in 1999.

STOCK-BASED COMPENSATION

     During February 1999, the Company issued 759,000 options to employees of the Company. The options vest over a four-year period. Stock-based compensation represents the portion of the total compensation expense to be recognized over the vesting period, which is attributable to the 6-month periods ended June 30, 2000 and June 30, 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the six months ended June 30 increased to $567,410 in 2000 from $131,969 in 1999. The increase was the result of the purchase of over $5,900,000 of property and equipment during the six months ended June 30, 2000 and amortization of costs in excess of net assets acquired in business combinations.

INTEREST INCOME AND EXPENSE

     Interest income for the six months ended June 30 decreased to $17,240 in 2000 from $25,244 in 1999. Interest expense for the six months ended June 30 increased to $269,811 in 2000 from $101,400 in 1999. The increased interest expense of $168,411 was a result of higher debt levels resulting from the purchase of additional property and equipment. Interest income earned for the six months ended June 30, 2000 was earned on excess cash balances available as a result of proceeds from the Company's private placement.

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

     Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful life using the straight-line method and amortization of goodwill and other intangible assets using the straight-line method.

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

     As of June 30, 2000, the Company had a working capital deficit of $884,409 (a ratio of current assets to current liabilities of 0.82:1) and a cash balance of $209,748 which compares to a working capital surplus of $815,674 (a current ratio of 1.27:1) and a cash balance of $1,476,406 as of December 31, 1999. The main reason for the decrease in cash balances of $1,266,658 is as a result of the capital used for the down payment for the purchase of the assets of Allied Roll Off Holdings, Inc. and the acquisition of the material recovery facility the Company had previously leased.

     For the six months ended June 30, 2000, net cash provided by operating activities was $370,663 as compared to cash provided by operating activities of $199,978 for the six months ended June 30, 1999. For the six months ended June 30, 2000, net cash used in financing activities was $741,867 as compared to net cash provided by financing activities of $3,065,886 for the six months ended June 30, 1999.

     For the six months ended June 30, 2000 there were no cash dividends paid.

     The Company expects to generate sufficient cash flow from its operations in 2000 to cover its anticipated working capital needs and moderate capital expenditures and acquisitions. If the Company's cash flow from operations during 2000 is less than currently expected or if the Company decides to make substantial acquisitions, or if the Company's capital requirements increase, either due to strategic decisions or otherwise, the Company may elect to incur future indebtedness or issue equity securities to cover any additional capital needs. However, there can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms through the incurrence of such debt or the issuance of additional equity securities.

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

     In January 2000, the Company was notified that a temporary injunction had been issued ordering that its Royal Oak Construction and Demolition Debris Landfill in Brevard County, Florida be closed. The injunction was based on local zoning laws. Additionally, two employees of its subsidiary Delta Resources, Charles Green and Susan Johnson, were arrested and charged with illegal dumping. Mr. Green was a former Secretary of the Company. The County has subsequently closed the facility and the Company is currently appealing that ruling.

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

                                          STAR SERVICES, INC.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ JACK R. CASAGRANDE                  Chairman of the Board and Chief
-----------------------------------------------------  Executive Officer (Principal
                 Jack R. Casagrande                    Executive Officer)               August 14, 2000

               /s/ PATRICK F. MARZANO                  Chief Financial Officer and
-----------------------------------------------------  President and Director
                 Patrick F. Marzano                                                     August 14, 2000