Form 10-Q
period 2000-09-30
STAR SERVICES GROUP INC
filed 2000-11-14
CIK 1090864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH ISSUER'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    CLASS                                        OUTSTANDING ON OCTOBER 31, 2000
    -----                                        -------------------------------

    COMMON STOCK............................................8,163,010

================================================================================

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
PART I
Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
               September 30, 2000 and December 31, 1999 ........................   2
          Consolidated Condensed Statements of Income
               Three Months Ended September 30, 2000 and September 30, 1999
               Nine Months Ended September 30, 2000 and September 30, 1999 .....
          Consolidated Condensed Statement of Stockholders' Equity
               Nine Months Ended September 30, 2000 and September 30, 1999......   4
          Consolidated Condensed Statements of Cash Flows
               Nine Months Ended September 30, 2000 and September 30, 1999......   5
          Notes to Consolidated Condensed Financial Statements..................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............  15

PART II

Item 1.   Legal Proceedings ....................................................  16

Item 6.   Exhibits and Reports on Form 8-K......................................  16


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                September 30,     December 31,
                                                                                                    2000              1999
                                                                                                ------------      ------------
                                                                                                 (Unaudited)
Current assets:
              Cash                                                                              $    251,414      $  1,476,406
              Accounts receivable                                                                  2,635,826         1,978,243
              Prepaid expenses                                                                       649,830           163,149
              Deferred income taxes                                                                  288,785           195,001
                                                                                                ------------      ------------
                          Total current assets                                                     3,825,855         3,812,799
                                                                                                ------------      ------------

Property and equipment, at cost:
              Machinery and equipment                                                              5,609,921         6,164,321
              Office furniture and equipment                                                         127,258            84,320
              Structures and improvements                                                          9,343,803           887,364
                                                                                                ------------      ------------
                                                                                                  15,080,982         7,136,005
              Less accumulated depreciation                                                        1,421,239           647,427
                                                                                                ------------      ------------
                          Net property and equipment                                              13,659,743         6,488,578
                                                                                                ------------      ------------

Other assets:
              Cost in excess of net assets acquired                                                  789,961           534,864
              Deferred charges                                                                        93,455           113,303
                                                                                                ------------      ------------
                          Total other assets                                                         883,416           648,167
                                                                                                ------------      ------------
                          Total assets                                                          $ 18,369,014      $ 10,949,544
                                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
              Current portion of long-term debt                                                 $  1,818,090      $  1,174,060
              Accounts payable                                                                     1,898,378         1,260,328
              Accrued expenses                                                                       839,350           562,737
                                                                                                ------------      ------------
                          Total current liabilities                                                4,555,818         2,997,125
                                                                                                ------------      ------------
Long-term debt, net of current portion                                                             8,587,300         3,094,221
                                                                                                ------------      ------------

Stockholders' equity:
              Common stock, $.01 par value
                30,000,000 shares authorized,
                8,163,010 shares issued and outstanding in 2000                                       81,630
                8,100,000 shares issued and outstanding in 1999                                                         81,000
              Additional paid-in capital                                                           5,746,479         5,199,393
              Retained earnings (accumulated deficit)                                               (602,213)         (422,195)
                                                                                                ------------      ------------
                          Total stockholders' equity                                               5,225,896         4,858,198
                                                                                                ------------      ------------
                          Total liabilities and stockholders' equity                            $ 18,369,014      $ 10,949,544
                                                                                                ============      ============

                 See notes to consolidated financial statements

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three-month period                 Nine-month period
                                                 ended September 30,                ended September 30,
                                           ------------------------------      ------------------------------
                                               2000              1999              2000              1999
                                           ------------      ------------      ------------      ------------
                                                    (unaudited)                         (unaudited)
Revenues                                   $  5,881,109      $  3,358,381      $ 16,604,876      $  8,126,509
                                           ------------      ------------      ------------      ------------
Expenses:
         Direct costs                         4,036,230         2,882,922        11,573,091         6,494,178
         Selling and administrative           1,147,513           712,116         3,131,897         1,944,063
         Stock-based compensation                80,643            80,643           241,929           215,050
         Depreciation and amortization          321,211           134,304           888,621           266,273
                                           ------------      ------------      ------------      ------------
                                              5,585,597         3,809,985        15,835,538         8,919,564

Income (loss) from operations                   295,512          (451,604)          769,338          (793,055)

Interest income                                   2,557            27,533            19,798            52,777
Interest expense                               (178,155)          (66,560)         (447,967)         (167,960)
Costs related to closure of facilities          (42,925)               --          (609,122)               --
Income (loss) before income taxes                76,989          (490,631)         (267,953)         (908,238)

Income taxes benefit (expense)                  (26,946)          171,721            87,935           317,883
                                           ------------      ------------      ------------      ------------
Net income (loss)                          $     50,043      $   (318,910)     $   (180,018)     $   (590,355)
                                           ============      ============      ============      ============
Earnings (loss) per share                  $       0.01      $      (0.04)     $      (0.02)     $      (0.09)
                                           ============      ============      ============      ============

Historical weighted average shares
              outstanding                     8,163,010         8,000,000         8,144,268         6,646,016
                                           ============      ============      ============      ============


                 See notes to consolidated financial statements

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Nine-month periods ended September 30, 2000 and 1999
          (Information for nine-month periods ended September 30, 2000 and 1999 is unaudited)

                                                           Common stock                           Retained
                                                     -------------------------    Additional      earnings
                                                       Issued                      paid-in      (accumulated
                                                       Shares       Par value      capital        deficit)
                                                     ---------     -----------   -----------    -------------
Balance at January 1, 1999                           5,000,000     $   50,000     $  448,200     $  (60,050)

Issuance of common stock and
     capital contributions (unaudited)               2,000,000         20,000      3,969,000             --
Shares issued in business combination
     (unaudited)                                     1,000,000         10,000             --             --
Stock-based compensation (unaudited)                        --             --        215,050             --
Net (loss) (unaudited)                                      --             --             --       (590,355)
                                                    ----------     ----------     ----------     ----------
Balance at September 30, 1999 (unaudited)            8,000,000     $   80,000     $4,632,250     $ (650,405)
                                                    ==========     ==========     ==========     ==========

Balance at January 1, 2000                           8,100,000     $   81,000     $5,199,393     $ (422,195)
Issuance of common stock and
     capital contributions (unaudited)                  63,010            630        547,086             --
Net (loss) (unaudited)                                      --             --             --       (180,018)
                                                    ----------     ----------     ----------     ----------
Balance at September 30, 2000 (unaudited)            8,163,010     $   81,630     $5,746,479     $ (602,213)
                                                    ==========     ==========     ==========     ==========

                 See notes to consolidated financial statements

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine-month period
                                                                           Ended September 30,
                                                                      ----------------------------
                                                                         2000             1999
                                                                      -----------      -----------
                                                                              (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                   $  (180,018)     $  (590,355)
  Adjustments to reconcile net income (loss) to
    net cash (used in) operating activities:
              Depreciation and amortization                               773,812          266,273
              Stock-based compensation                                    241,929          215,050
              Deferred charges expenses                                    70,538          (95,247)
              Changes in operating assets and liabilities:
                Increase in accounts receivable                          (657,583)        (747,419)
                Increase in prepaid expenses                             (486,681)          39,042
                Increase in deferred income tax asset                     (93,784)        (317,883)
                Increase in accounts payable                              638,050          585,639
                Increase in accrued expenses                              276,613          473,706
                                                                      -----------      -----------
                          Net cash provided by (used in)
                            operating activities                          582,876         (171,194)
                                                                      -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                                   (620,474)        (779,425)
                                                                      -----------      -----------
                          Net cash (used in) investing activities        (620,474)        (779,425)
                                                                      -----------      -----------

Cash flows from financing activities:
  Principal payments on stockholder loans                                      --         (537,125)
  Principal payments under loan agreements                             (1,187,394)        (570,826)
  Net proceeds from issuance of common stock
    and capital contributions                                                  --        3,999,000
                                                                      -----------      -----------
                          Net cash provided by (used in)
                            financing activities                       (1,187,394)       2,891,049
                                                                      -----------      -----------
Net increase (decrease) in cash                                        (1,224,992)       1,940,430
Cash, beginning of period                                               1,476,406           49,149
                                                                      -----------      -----------
Cash, end of period                                                   $   251,414      $ 1,989,579
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid                                                 $   447,967      $   167,960
                                                                      ===========      ===========

                 See notes to consolidated financial statements

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

         These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Star Services Group, Inc. and subsidiaries collectively called ("the Company") at September 30, 2000 and the results of its operations and its cash flows for the period then ended and for the period ended September 30, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended December 31, 1999. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

2.       EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

                                            Nine Months Ended
                                               September 30,
                                       ----------------------------
                                           2000             1999
                                       -----------      -----------
Earnings
     Net Income (Loss)                 $  (180,018)     $  (590,355)
                                       -----------      -----------
Income (loss) applicable to
     common shareholders               $  (180,018)     $  (590,355)
                                       ===========      ===========

Basic:
Income (loss) applicable to
     common shareholders               $  (180,018)     $  (590,355)
Weighted average shares
outstanding during the period            8,144,268        6,646,016

     Basic                             $     (0.02)     $     (0.09)

Diluted:
Income (loss) applicable to
     common shareholders               $  (180,018)     $  (590,355)

Weighted average shares
     outstanding during the period       8,144,268        6,646,016

Effect of dilutive securities:
     Stock Options                               0                0

Diluted weighted common
     shares outstanding                  8,144,268        6,646,016

     Diluted                           $     (0.02)     $     (0.09)

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

         The purchase price was Nine Hundred Sixty Thousand Four Hundred Dollars ($960,400.00). The components of the purchase price are Two Hundred Thousand Dollars ($200,000.00) for trucks and joists, Three Hundred Ninety-Two Thousand Four Hundred Dollars ($392,400.00) for containers, Ten Thousand Dollars ($10,000.00) for computers and furniture, Fifty-Eight Thousand Dollars ($58,000.00) for restrictive covenants, and Three Hundred Thousand Dollars ($300,000.00) for goodwill.

         The funds required to pay for the purchased assets of Allied pursuant to the Asset Purchase Agreement were derived from the proceeds of a secured promissory note received in the amount of Five Hundred Thousand Dollars ($500,000.00). The remaining cash outflow of One Hundred Sixty Thousand Four Hundred Dollars ($160,400.00) was withdrawn from the Prudential money market account whose funds were generated from Star's private placement. In addition, Fifty-Nine Thousand Two Hundred and Sixty (59,260) shares of duly registered and freely transferable common stock of Star were issued to Allied. Such shares are to be held in escrow until the final purchase price is determined. The total purchase price was subject to adjustment based on revenues that were generated in the month of August 2000. There was no adjustment made as a result of the revenues.

         On October 27, 2000 the Company entered into a series of agreeements to acquire specified assets of Peerless Big Apple, Inc., Peerless Dade, Inc. and Peerless Miami Avenue, Inc., (together referred to as the "Peerless Group"). The Peerless Group is engaged in the business of waste collection, portable toilets, hauling, recycling, and transferring of demolition debris. In anticipation of a closing of these transactions, Star has entered into an operation and management contract. Completion of the acquistion is contingent upon certain conditions being satisfied including the delivery to Star of audited financial statements for the Peerless Group. The closing will add three additional material recovery facilities to the Company's operation. The purchase price for the assets is $9 million and is comprised of common stock, cash, the assumption of debt and the issuance of a promissory note. The total number of shares to be issued under the terms of the agreements is 1,595,000. Estimated revenues for the Peerless Group's latest fiscal period, for the assets being acquired by the Corporation are $6.7 million.

4.       PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                                                       Years
                                                       -----

                  Machinery and equipment.........      5-10
                  Office furniture and
                    equipment.....................         5
                  Structures and improvements.....      5-39

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

         On October 2, 2000, the Company purchased 2.4 acres of property adjacent to its Construction and Demolition Debris Recycling Facility in Pompano Beach, Florida for a purchase price of $650,000. The Company made a downpayment of $200,000 and issued a mortgage of $450,000 to the seller. The mortgage calls for an interest rate of 8 1/2% with monthly payments according to an amortized over 15 years and a balloon payment after 10 years.

5.       RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2000, Star derived $1,623,187 of revenue for disposal fees from and trucking services provided to J.R. Capital Corp, a related party corporation which is owned by the chairman of Star. During the nine months ended September 30, 2000, Star incurred $2,267,238 of costs for disposal fees at J.R. Capital's material recovery facilities.

         At September 30, 2000, accounts payable includes net payables to J.R. Capital of $800,109 and accounts receivable includes net receivables from J.R. Capital of $167,955. Such payables and receivables are satisfied in the ordinary course of business.

         Star paid accounting fees to a firm, which is owned, in part, by one of Star's significant shareholders. Such fees totalled $15,860 and $3,000 for the three months ended September 30, 2000 and 1999, respectively.

         Effective June 1999, Delta Tall Pines Corp. entered into an operating lease agreement with a related party for a material recovery facility in Palm Beach County, Florida. The lessor is a corporation which is owned by two of Star's principal shareholders and officers. The lease is for a 74-month term ending July 2005, at a monthly rental of $21,200. In addition, the Company is responsible for all real estate taxes and operating costs. Rent paid to the related party totalled $190,800 for the nine months ended September 30, 2000.

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

         In October 2000, Jack Casagrande, Chief Executive Officer, Patrick F. Marzano, President and Dominick Marzano, brother of Patrick F. Marzano, each loaned the Company $400,000. The terms are interest only payments at 3% above prime per year payable monthly for a two year period. There will be a balloon payment due at the end of the two year period. Each loan is guaranteed by the corporation and secured by real estate owed by the corporation.

6.       COSTS RELATED TO CLOSURE OF FACILITIES

         Effective March, 2000 the Company closed one of its MRF facilities located in Pompano Beach in order to consolidate operations. Costs related to closure of the facility in the amount of $58,328 represents a payment to the lessor of the property to buyout the remaining term of the lease of the facility.

         In January 2000, the Company was notified that a temporary injunction had been issued ordering that its Royal Oak Construction and Demolition Debris Landfill in Brevard County, Florida be closed. The injunction was based on local zoning laws. Additionally, two employees of its subsidiary Delta Resources, Charles Green and Susan Johnson, were arrested and charged with illegal dumping. Mr. Green is the former Secretary of the Company. The County has subsequently closed the facility and the Company is currently appealing that ruling. Costs equaling $609,122 for the nine months ending September 30, 2000 were incurred in order to properly shut down the facility.

7.       INCOME TAXES

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Valuation allowances, if any, are provided when the expected realization of deferred tax assets does not meet a "more likely than not" criterion.

         Deferred tax benefits of $87,935 were realized for the nine months ended September 30, 2000, as a result of the Company's net operating loss of approximately $267,953. Such loss is available to be carried forward through the year 2020 to offset future years' taxable income. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The deferred tax asset has been classified as current based on the expected reversal date of the temporary difference.

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

         Star Services operates MRFs which are licensed and regulated by the State of Florida Department of Environmental Protection and various county agencies. As MRFs, these facilities accept assorted loads of debris consisting of construction and demolition debris, land clearing, yard waste and source separated materials primarily from customers in the construction and demolition industry. The incoming loads are processed using semi-automated sorting system to separate recyclables from the waste stream. Additional loads are also supplied directly by the Company through its hauling operations. The reclaimed recyclables are shipped to end user markets for re-use. Star Services owns real estate used in conjunction with certain of its operations and also maintains a dredge and fill permit. Each of the above-described operations is performed by one or more of Star Services' subsidiaries.

         C&D debris enters the Company's facilities from its own roll-off collection operation (consisting of over 1,800 containers in Palm Beach, Miami-Dade and Broward Counties) and from other waste haulers. After the material is inspected at the entrance inspection station and gate house, as required by regulations of the Florida Department of Environmental Protection ("FDEP") and operational safety plans, the material is unloaded on the tipping floor. The material is then sorted to remove appropriately designated recycling materials, which are then placed in containers for storage or shipment to markets. The remaining material is then processed or disposed of in landfills or other facilities.

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

RESULTS OF OPERATIONS

         The following table reflects the Company's operating revenues for each of three months and nine months ended September 30, 2000 and 1999 for each of the Company's principal lines of business.

                                          Three-month period             Nine-month period
                                          ended September 30,            ended September 30,
                                     ---------------------------     ---------------------------
                                         2000            1999            2000            1999
                                     -----------     -----------     -----------     -----------
                                             (unaudited)                     (unaudited)
Waste Services
       Commercial Waste Services     $   300,421     $    77,972     $   620,604     $   188,697
       Industrial Waste Services       3,325,506       1,467,050       9,589,699       3,590,248
       Other Waste Services               29,752          10,178          29,752          21,855
            Total Waste Services       3,655,679       1,555,200      10,240,055       3,800.800
MRFs                                   1,841,107       1,659,035       5,200,957       3,961,071
Management Services                      384,323               0       1,152,970               0
Landfills                                      0         144,146          10,894         364,638
                                     -----------     -----------     -----------     -----------
Operating Revenue                    $ 5,881,109     $ 3,358,381     $16,604,876     $ 8,126,509
                                     ===========     ===========     ===========     ===========

         The following table presents, for the periods indicated, the various consolidated line items as a percentage of gross revenues.

                                                Three-month period           Nine-month period
                                                ended September 30,          ended September 30,
                                              ----------------------      ------------------------
                                                2000          1999          2000            1999
                                              --------      --------      ---------      ---------
                                                    (unaudited)                 (unaudited)
Revenues                                      $ 100.00%     $ 100.00%     $  100.00%     $  100.00%
                                              --------      --------      ---------      ---------

Expenses:
         Direct costs                            68.63%        85.84%         69.70%         79.91%
         Selling and administrative              19.51%        21.20%         18.86%         23.92%
         Stock-based compensation                 1.37%         2.40%          1.46%          2.65%
         Depreciation and amortization            5.46%         4.00%          5.35%          3.28%
                                                 94.97%       113.44%         95.37%        109.76%
Income (loss) from operations                     5.03%       -13.44%          4.63%         -9.76%
Interest income                                   0.04%         0.82%          0.12%          0.65%
Interest expense                                 -3.03%        -1.98%         -2.70%         -2.07%
Costs related to closure of facilities           -0.73%         0.00%         -3.67%          0.00%
Income (loss) before income taxes                 1.31%       -14.60%         -1.62%        -11.18%

Income taxes benefit (expense)                   -0.46%         5.11%          0.53%          3.91%
                                              --------      --------      ---------      ---------
Net income (loss)                             $   0.85%     $  -9.49%     $   -1.09%     $   -7.27%
                                              ========      ========      =========      =========

                                    Three-month period        Nine-month period
                                    ended September 30,       ended September 30,
                                   --------------------      --------------------
                                     2000         1999         2000         1999
                                   -------      -------      -------      -------
                                        (unaudited)               (unaudited)
Waste Services
       Commercial Waste Services      5.10%        2.33%        3.74%        2.32%
       Industrial Waste Services     56.55%       43.68%       57.75%       44.18%
       Other Waste Services           0.51%        0.30%        0.18%        0.27%
                                   -------      -------      -------      -------
            Total Waste Services     62.16%       46.31%       61.67%       46.77%
MRFs                                 31.31%       49.40%       31.32%       48.74%
Management Services                   6.53%        0.00%        6.94%        0.00%
Landfills                             0.00%        4.29%        0.07%        4.49%
                                   -------      -------      -------      -------
Operating Revenue                   100.00%      100.00%      100.00%      100.00%
                                   =======      =======      =======      =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues for the three months ended September 30 increased to $5,881,109 in 2000 from $3,358,381 in 1999. The increase of $2,522,728 was primarily attributable to increased volumes in industrial waste services and MRFs. The industrial waste services revenues increased due to the expansion of our rolloff operations in Broward and Dade Counties. The MRFs revenues increased due to increased activity.

DIRECT COSTS

         Total direct costs for the three months ended September 30 increased to $4,036,230 in 2000 from $2,882,922 in 1999. The increase of $1,153,308 was principally due to increased volume, increased disposal costs and the cost of the hauling operations of Delta Recycling Corp. Direct costs as a percentage of revenues decreased to 68.63% for the three months ended September 30, 2000 from 85.84% for the three months ended September 30, 1999.

SELLING AND ADMINISTRATIVE

         Selling and administrative expenses for the three months ended September 30 increased to $1,147,513 in 2000 from $712,116 in 1999. The increase of $435,397 was due to the increase in administrative overhead required to manage the Company's growth. The largest increases came in the areas of administrative salaries, professional fees, occupancy costs and travel. As a percentage of revenues, selling and administrative expenses for the three months ended September 30 decreased to 19.51% in 2000 from 21.20% in 1999.

STOCK-BASED COMPENSATION

         During February 1999, the Company issued 759,000 options to employees of the Company. The options vest over a four-year period. Stock-based compensation represents the portion of the total compensation expense to be recognized over the vesting period, which is attributable to the three month periods ended September 30, 2000 and September 30, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the three months ended September 30 increased to $321,211 in 2000 from $134,304 in 1999. The increase was the result of the purchase of over $5,900,000 of property and equipment during the three months ended March 31, 2000 and amortization of costs in excess of net assets acquired in business combinations.

INTEREST INCOME AND EXPENSE

         Interest income for the three months ended September 30 decreased to $2,557 in 2000 from $27,533 in 1999. Interest expense for the three months ended September 30 increased to $178,155 in 2000 from $66,560 in 1999. The increased interest expense of $106,596 was a result of higher debt levels resulting from the purchase of additional property and equipment. Interest income earned for the three months ended September 30, 2000 and 1999 was earned on excess cash balances available as a result of proceeds from the Company's private placement.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues for the nine months ended September 30 increased to $16,604,876 in 2000 from $8,126,509 in 1999. The increase of $8,478,367 was primarily attributable to increased volumes in industrial waste services and MRFs. The industrial waste services revenues increased due to the expansion of our rolloff operations in Broward and Dade Counties. The MRFs revenues increased due to increased activity.

DIRECT COSTS

         Total direct costs for the nine months ended September 30 increased to $11,573,091 in 2000 from $6,494,178 in 1999. The increase of $5,078,913 was principally due to increased volume, increased disposal costs and the cost of the hauling operations of Delta Recycling Corp. Direct costs as a percentage of revenues decreased to 69.70% for the nine months ended September 30, 2000 from 79.91% for the nine months ended September 30, 1999.

SELLING AND ADMINISTRATIVE

         Selling and administrative expenses for the nine months ended September 30 increased to $3,131,897 in 2000 from $1,944,063 in 1999. The increase of $1,187,834 was due to the increase in administrative overhead required to manage the Company's growth. The largest increases came in the areas of administrative salaries, professional fees, occupancy costs and travel. As a percentage of revenues, selling and administrative expenses for the nine months ended September 30 decreased to 18.86% in 2000 from 23.92% in 1999.

STOCK-BASED COMPENSATION

         During February 1999, the Company issued 759,000 options to employees of the Company. The options vest over a four-year period. Stock-based compensation represents the portion of the total compensation expense to be recognized over the vesting period, which is attributable to the nine month periods ended September 30, 2000 and September 30, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the nine months ended September 30 increased to $888,621 in 2000 from $266,273 in 1999. The increase was the result of the purchase of over $5,900,000 of property and equipment during the nine months ended September 30, 2000 and amortization of costs in excess of net assets acquired in business combinations.

INTEREST INCOME AND EXPENSE

         Interest income for the nine months ended September 30 decreased to $19,798 in 2000 from $52,777 in 1999. Interest expense for the nine months ended September 30 increased to $447,967 in 2000 from $167,960 in 1999. The increased interest expense of $280,007 was a result of higher debt levels resulting from the purchase of additional property and equipment. Interest income earned for the nine months ended September 30, 2000 and 1999 was earned on excess cash balances available as a result of proceeds from the Company's private placement.

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

         Selling and administrative expense includes management, clerical and administrative compensation and overhead costs associated with our marketing and sales force, professional services and community relations expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from its working capital needs for its ongoing operations, capital expenditures for new trucks and equipment and business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the incurrence of debt, and the issuance of its common stock. Currently the Company has no credit facilities in place and plans on seeking additional capital in the near future.

         As of September 30, 2000, the Company had a working capital deficit of $729,963 (a ratio of current assets to current liabilities of 0.84:1) and a cash balance of $251,414 which compares to a working capital surplus of $815,674 (a current ratio of 1.27:1) and a cash balance of $1,476,406 as of December 31, 1999. The main reason for the decrease in cash balances of $1,224,992 is as a result of the capital used for the downpayment for the purchase of the assets of Allied Roll Off Holdings, Inc. and the acquisition of the material recovery facility the Company had previously leased.

         For the nine months ended September 30, 2000, net cash provided by operating activities was $582,876 as compared to cash used in operating activities of $171,194 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, net cash used in financing activities was $1,187,394 as compared to net cash provided by financing activities of $2,891,049 for the nine months ended September 30, 1999.

         For the nine months ended September 30, 2000 there were no cash dividends paid.

         The Company expects to generate sufficient cash flow from its operations in 2000 and from shareholder loans to cover its anticipated working capital needs and moderate capital expenditures and acquisitions. During October 2000, three of the Company's shareholders loaned the Company a total of $1.2 million for a period of two years in order to address the Company's capital requirements. If the Company's cash flow from operations during 2000 is less than currently expected or if the Company decides to make substantial acquisitions, or if the Company's capital requirements increase, either due to strategic decisions or otherwise, the Company may elect to incur future indebtedness or issue equity securities to cover any additional capital needs. However, there can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms through such debt incurrances or issuances of additional equity securities.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Star Services is a party to various legal proceedings in the ordinary course of business and arising from the extensive governmental regulation of the solid waste industry. Management does not believe that these proceedings either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

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

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.       The following exhibits are filed as part of this report:


                  Exhibit
                  Number         Description
                  ------         -----------

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

                               STAR SERVICES, INC.

                  SIGNATURE                         TITLE                         DATE
                  ---------                         -----                         ----
        /s/ JACK R. CASAGRANDE            Chairman of the Board and Chief     November 1, 2000
        -------------------------------   Executive Officer (Principal
        Jack R. Casagrande                Executive Officer)


        /s/ PATRICK F. MARZANO            Chief Financial Officer and         November 1, 2000
        -------------------------------   President and Director
        Patrick F. Marzano