Form 10-K
period 2000-12-31
STAR SERVICES GROUP INC
filed 2001-04-17
CIK 1090864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT APRIL 13, 2001 WAS APPROXIMATELY $14,370,028. THE AGGREGATE MARKET VALUE WAS COMPUTED BY USING THE CLOSING PRICE OF THE COMMON STOCK AS OF THAT DATE.

     THE NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OF THE REGISTRANT OUTSTANDING AT FEBRUARY 26, 2001 WAS 12,136,745.

                      DOCUMENTS INCORPORATED BY REFERENCE
              (only to the extent set forth in the part indicated)

     Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for Registrant's Annual Meeting of Shareholders to be held on June 14, 2001, to be filed pursuant of Regulation 14A.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   12
Item 3.    Legal Proceedings...........................................   13
Item 4.    Submission of Matters to a Vote of Security Holders.........   13

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   16
Item 6.    Selected Financial Data.....................................   17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   18
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   23
Item 8.    Financial Statements and Supplementary Data.................   24
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   42

PART III
Item 10.   Directors and Executive Officers of the Registrant..........   42
Item 11.   Executive Compensation......................................   42
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   42
Item 13.   Certain Relationships and Related Transactions..............   42

PART IV
Item 14.   Financial Statement Schedules, Exhibits, and Reports on Form
           8-K.........................................................   43

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Star Services Group, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in the greater Miami, Fort Lauderdale and Palm Beach areas of Florida. We intend to expand our operations into other areas of the eastern United States. We currently own and/or operate, two lakefill operations, three companies that collect solid waste, four material recovery facilities ("MRFs") and one construction and demolition debris transfer station ("C&D Station). As of December 31, 2000, we were providing service to more than 3,400 commercial and industrial customers in Florida.

     Star Services intends to become a leading solid waste service company in Florida and in additional selected markets, particularly along the eastern seaboard and in the southeastern United States. We have targeted these markets because we believe that they have strong projected economic or population growth rates. Additionally, our senior management team has extensive experience in acquiring, integrating and operating solid waste services businesses in a number of markets in these areas.

COMPANY HISTORY

     Bailey & Baron was incorporated under the laws of the State of Florida in April 1989 for the purpose of seeking viable businesses or enterprises with which to enter into a business combination. Bailey & Baron had no material operations until June 1999, when Star Services Group, Inc., was merged into Bailey & Baron and Bailey & Baron changed its name to Star Services Group, Inc. Bailey & Baron, now renamed Star Services Group, Inc., was the surviving corporation in the merger. The Board of Directors and management of Star Services became the Board of Directors and management of the surviving corporation.

     Star Services was formed in February 1999 as a holding company to facilitate the consolidation of the operations of six companies which were under common control, but which had operated independently. These companies specialize in the collection, recycling and disposal of construction and demolition materials and also provide other solid waste collection, recycling and waste industry services. Star Services acquired these predecessor companies in exchange for 5,000,000 shares of Star Services' common stock.

     These predecessor corporations had revenues for the years ended December 31, 1999 and 1998 of approximately $12.9 million and $3.5 million, respectively.

     The six predecessor companies are:

     - Delta Recycling Corp.

     - Delta Transfer Corp.

     - Eastern Recycling, Inc.

     - Delta Resources Corp.

     - Delrock Management Corp.

     - Delta Waste Corp.

     In April 1999, Star Services formed an additional wholly-owned subsidiary, Delta Tall Pines Corp., to operate a MRF in Palm Beach County. See "Certain Transactions." In July 1999, Star Services formed Delta Site Development Corp. as a wholly-owned subsidiary to acquire the assets of Mario's Equipment Sales, Inc. and to provide site development services. In October 2000 we formed Delta Dade Recycling Corp. as a wholly-owned subsidiary to own and operate the assets acquired from the Peerless Big Apple companies

RECENT DEVELOPMENTS

     During March 2000, Star Services acquired substantially all of the assets of Allied Rolloff Holdings, Inc., which operates a roll-off container business in Dade County, Florida. The business was acquired for $960,400, of which $660,400 was paid in cash and $300,000 was paid by delivery of 59,260 shares of our common stock.

     In June 1999, Delta Waste entered into an agreement to purchase seven solid waste collection routes and associated equipment from Waste Management, Inc. for $5.2 million. In March 2000, our agreement with Waste Management, Inc. was terminated by mutual consent of the parties.

     Star Services acquired all of the assets and liabilities of Mario's Equipment Sales, Inc., on October 1, 1999. Mario's is in the business of construction site development. Star Services believes that this new area of business will generate additional waste hauling work from developers. The purchase price was paid by delivery of 100,000 shares of Star Services' common stock.

     In February 2000, Star Services acquired substantially all of the assets of Classic Recycling & Construction, Inc., a company engaged in the rolloff container business. The assets were acquired for $260,000. The purchase price was paid $100,000 at closing, $80,000 by delivery of our one year promissory note and $80,000 by delivery of 22,069 shares of Star Services common stock.

     In March 2000, Star Services exercised a purchase option and acquired approximately 28 acres of real property located in Broward County, Florida, including the MRF operated on the property. Prior to the acquisition, we had leased the property from the unrelated third party seller. The $4,000,000 purchase price was paid $500,000 in cash at closing, with the balance paid by delivery of two promissory notes, one in the amount of $2,500,000 and the other in the amount of $1,000,000. Both notes bear interest at the rate of 8% per annum and are payable in monthly installments of $18,344 and $7,338, respectively, over 30 years.

     In November 2000, Star Services was extended a $4,000,000 credit facility by Sun Trusts Bank, Inc. The credit facility is comprised of a $2,000,000 line of credit with a maturity date of April 30, 2002, and a five year term loan in the amount of $2,000,000. Interest on the outstanding principal balance is payable at the rate of prime plus 1/2% or 2.75% over the Libor rate of interest, at the option of Star Services.

     In December 2000, Star Services acquired substantially all of the assets of Peerless Big Apple, Inc. and certain of its affiliates. With operations in Miami-Dade County, Florida, the Peerless Big Apple companies collect, haul and recycle construction and demolition debris, and operate a construction and demolition debris transfer station. The purchase price of $7,530,850.50 was paid
(a) $630,850.50 by delivery of our four year promissory note, (b) $5,000,000 by our agreement to issue 1,600,000 shares of our common stock, and (c) by our assumption of $1,900,000 of liabilities of the Peerless Big Apple companies (the payment of $1,000,000 of which is secured by our pledge of 500,000 shares of common stock). The 1,600,000 shares of Star Services' common stock could be subject to rescission rights by the Peerless Big Apple companies. Rescission of the purchase would decrease our earnings which could result in a decline of the market price of our common stock. The purchase occurred while this prospectus was not current. As a result, the purchase may have violated Section 5 of the Securities Act and might be required to be integrated into this registration. If the issuance of the shares in connection with the asset purchase was required to be registered under the Securities Act, for a period of one year following the sale the Peerless Big Apple companies would be entitled to rescind the sale as a result of the inclusion of these shares in the purchase price prior to the prospectus being current. If rescission were to occur, Star Services might be required to pay the purchase price for the assets, aggregating approximately $7,530,000 in cash, or, alternatively, might be required to return the assets to the former owner. The Peerless Big Apple companies have signed an agreement waiving any rescission rights in connection with the sale, but its waiver might not be enforceable. We believe that the likelihood that Peerless will seek to enforce its possible rescission rights is remote.

     On November 22, 2000, Star Services sold an aggregate of 1,800,000 shares of common stock to four accredited investors, for a purchase price of $4,500,000, or $2.50 per share. The purchase price was paid by delivery of the investors' full recourse installment promissory notes. The shares purchased are being held in escrow, and will be released, pro-rata, to the extent of installment payments under the promissory notes. Note payments are scheduled to commence May 1, 2001.

     Star Services Group, Inc.'s executive offices are located at 2075 N. Powerline Road, Pompano Beach, Florida 33069, telephone no. (954) 974-3800.

OPERATIONS

  General

     The following table reflects the Company's operating revenues for each of 3 years ended 2000, 1999 and 1998 for each of the Company's principal lines of business.

                                                              2000          1999          1998
                                                           -----------   -----------   ----------
Waste Services
  Commercial Waste Services..............................  $   951,994   $   297,060   $    6,910
  Industrial Waste Services..............................   11,085,063     6,132,235    1,313,913
  Other Waste Services...................................        4,835        24,008        7,000
                                                           -----------   -----------   ----------
          Total Waste Services...........................   12,041,892     6,453,303    1,327,823
MRFs.....................................................   10,451,697     5,793,445    2,215,028
Management Services......................................    1,537,293        20,258            0
Landfill.................................................            0       647,289            0
                                                           -----------   -----------   ----------
Operating Revenue........................................  $24,030,882   $12,914,295   $3,542,851
                                                           ===========   ===========   ==========

SERVICES

  Commercial, Industrial and Residential Waste Services

     Star Services currently serves more than 3,400 commercial, industrial and residential customers.

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

     In June 1999, Delta Waste Corp., a subsidiary of Star Services, entered into an agreement to purchase certain solid waste collection routes and related equipment from Waste Management, Inc. In March 2000, the agreement was terminated by mutual consent of the parties.

     We provide or intend to provide residential waste services under contracts with homeowners' associations, apartment owners or mobile home park operators, or on a subscription basis with individual households. We base residential contract fees primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by our competitors in that market for similar services.

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

     We operate one C&D MRFs in Broward County, Florida and one C&D MRF in Palm Beach County, Florida and two C&D MRFs and one C&D Transfer Station in Miami-Dade County, Florida. At these facilities we receive, separate and transfer material received from our own vehicles and other contractors. All three of these facilities have permits which allow us to separate the material received and sell any useful products such as wood, paper, metal and plastic. We believe that the MRFs benefit Star Services by:

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

GROWTH STRATEGY

     Our growth strategy is as follows:

     - Initially, we plan to acquire solid waste companies in selected markets; we intend to establish a market presence in certain target markets and expand our existing markets

     - In target markets where suitable acquisition candidates are not available, we plan to start new operating companies; these new companies will seek to capitalize on existing relationships with our customers in existing markets and a sales force dedicated to building new client relationships.

     - Once we are established in a market, we will implement our operating strategy, which focuses on generating internal growth through exceptional service.

     - We will attempt to obtain contracts and exclusive arrangements with local or regional governmental agencies.

     - We plan to be involved in many levels of solid waste disposal in each of our markets. For example, we may seek to acquire or operate a transfer station, landfill, MRF or lakefill operation in order to become involved in many different aspects of the solid waste services industry in those markets.

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

ACQUISITION PROGRAM

     Star Services currently services the greater Miami, Fort Lauderdale and Palm Beach markets from its locations in Broward, Miami-Dade and Palm Beach Counties. We will focus our acquisition program on markets in Florida and the Eastern parts of the U.S. that generally exhibit the characteristics listed below:

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

ROYAL OAK RANCH CONSTRUCTION AND DEMOLITION DEBRIS LANDFILL

     Through January 2000, we operated the Royal Oak Ranch Construction and Demolition Debris Landfill in Brevard County, Florida. The Royal Oak Landfill consists of 42 total acres of which 36.4 acres were permitted for disposal of C&D material. Effective January 2000, the landfill operations of Delta Resources Corp. were suspended following a final court determination that the property does not have proper zoning (See Item 3 -- Legal Proceedings). We are currently negotiating a final settlement with the Florida Department of Environmental Protection with respect to terms of the facility's closure.

LAKEFILL OPERATIONS AND PERMITS

     Two of our current facilities are located next to areas which are subject fill permits. These permits allow us to fill the area with certain specified inert materials including concrete and ceramic and clay tiles. Customers are generally charged a fee for the material they dispose of in these areas. When the land is completely filled to grade it then can be sold for development. To date, no such sales have occurred and none are expected to occur in the near future.

SALES AND MARKETING

     We have eight sales and marketing personnel operating from our offices in Broward and Miami-Dade Counties, Florida, each of whom solicits customers in our market areas. We concentrate on providing services to these customers during the construction phase of their construction projects and then providing solid waste collection services to them once the project is completed. We also use our sales force to expand our presence into areas adjacent to our existing market areas.

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

EMPLOYEES

     As of December 31, 2000, we employed approximately 356 full-time employees, including approximately 30 professionals or managers, approximately 262 employees involved in collection, transfer, disposal and recycling operations, and approximately 64 sales, clerical, data processing or other administrative employees.

     We are not aware of any organizational efforts among our employees and believe that our relations with our employees are good.

REGULATION

  Introduction

     Star Services' operations, including waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent in recent years. The environmental regulations affecting Star Services are administered by the EPA and other federal, state and local environmental, zoning, health and safety agencies. Star Services is currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. We do not currently anticipate any material environmental costs necessary to bring our operations into compliance (although there can be no assurance in this regard). We anticipate that regulation, legislation and regulatory enforcement actions related to the solid waste services industry will continue to increase. We attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them.

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

ITEM 2.  PROPERTIES

     As of December 31, 2000,

     - We owned and operated two collection operations, one of which is located in Broward County, and the other in Miami-Dade County;

     - We owned and/or operated four MRFs, one of which is located in Broward County, and two of which are located in Miami-Dade County, and one in Palm Beach County;

     - We operated one C&D transfer station in Miami-Dade County; and

     - We operated two C&D MRFs in Palm Beach County, one in Broward County, one in Miami-Dade County and one in Collier County.

     We lease various offices and facilities, including our corporate offices in Pompano Beach, Florida. We also own approximately 35 acres of property at our facility in Broward County, Florida, subject to encumbrances more fully described in the financial statements included elsewhere in this prospectus. We own various equipment, including waste collection and transportation vehicles, related support vehicles, containers, and heavy equipment used in our operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets and in connection with future acquisitions.

ITEM 3.  LEGAL PROCEEDINGS

     Star Services is a party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. Management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

     On October 31, 2000, our appeal of a January 13, 2000 lower court injunction was denied, as a result of which a permanent injunction was issued preventing Star Services from operating the Royal Oak Construction and Demolition Debris Landfill in Brevard County. The injunction was based on violations of local zoning laws. Additionally, two employees of Star Services' subsidiary Delta Resources, Charles Green and Susan Johnson, were arrested and charged with illegal dumping. Mr. Green is a former Secretary of the Company. Star Services is currently negotiating with the Florida Department of Environmental Protection the terms under which the facility will be closed. In connection therewith, Charles Greene pleaded nolo contendre, was adjudged guilty of one misdemeanor count of violating of Florida's litter law and one misdemeanor count of the unlawful discharge of oil, was sentenced to two years' of self probation and was prohibited from operating a landfill in Brevard County, Florida. Susan Johnson was sentenced to six months self probation following a withheld adjudication on one misdemeanor count of violating Florida's litter law.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1999.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning Star Services' executive officers and directors as of December 31, 2000:

        NAME           AGE                             TITLE
        ----           ---                             -----
Jack R. Casagrande...  55    Chairman of the Board, Chief Executive Officer and
                             Director
Patrick F. Marzano...  53    President, Chief Financial Officer and Director
Phillip Foreman......  39    Chief Operating Officer and Director
Thomas R. Roberts....  51    Vice President, Environmental Compliance and Director
Michael C. Marzano...  26    Treasurer
Angelo Marzano.......  25    Secretary
Frank P. Marzano.....  28    Director
Rick Casagrande......  50    Director
Samuel G. Weiss......  51    Director

     Jack R. Casagrande has been the Chairman, Chief Executive Officer and a director of Star Services since inception. In 1971, Mr. Casagrande founded Industrial Waste Services, Inc. ("IWS") in Miami-Dade County, Florida and, by 1984, the company had grown to be the largest waste hauling operation in the county and the second largest in the State of Florida. In 1984, IWS was purchased by Attwoods, plc and Mr. Casagrande became head of U.S. operations. During his tenure its revenues grew from $24,000,000 in

1984 to over $300,000,000 by the end of 1993. Attwoods had become the fourth largest waste services company in the United States prior to its acquisition by Browning-Ferris Industries ("BFI") in December 1994. Since that time, Mr. Casagrande has served as a business consultant to, and a director of, several private companies. Jack R. Casagrande is the brother of Rick Casagrande.

     Patrick F. Marzano is the founder, President and a director of Star Services. Mr. Marzano graduated from St. John's University in Queens, New York in 1969 with a Bachelors of Science degree in Accounting. From 1969 to 1971, Mr. Marzano worked as a staff accountant at Price Waterhouse in New York City. In 1971, Mr. Marzano left Price Waterhouse and started his own accounting firm. Mr. Marzano has been a certified public accountant and a partner in Geller, Marzano & Company CPA's PC for the last twenty seven (27) years. He also has been involved as a CEO and partner/shareholder for over twenty (20) years in several waste companies in New York and Florida. Patrick F. Marzano is the uncle of Angelo Marzano and the father of Frank P. Marzano and Michael C. Marzano.

     Phillip Foreman has been the Chief Operating Officer and a Director of Star Services since July 1999. From 1988 until 1993 Mr. Foreman served as the Regional Manager for Attwoods Florida operations and then became the CEO for Attwoods U.S. solid waste operations. As a result of the acquisition by BFI, Mr. Foreman became the Divisional Vice President for BFI's Florida Gulf Atlantic Division, where he oversaw operations generating $230,000,000 in annual revenues. In 1996 Mr. Foreman left BFI and has since acted as a private consultant to a number of entities in the waste industry including a consolidation group in New Jersey. From October 1998 until July 1999, he served as the Director of Operations for Atlas Environmental, Inc.

     Thomas R. Roberts has been Vice President, Acquisitions, Compliance and Governmental Affairs and a director of Star Services since 1998. From 1995 to 1998, Mr. Roberts served as Vice President of Atlas Environmental, Inc., including the company's 11 solely owned facilities. Mr. Roberts is the President of the Florida Recyclers Coalition, Inc. and serves as an instructor for the University of Florida Center for Training, Research and Education for Environmental Occupations (TREEO Center), co-sponsored by State of Florida Department of Environmental Protection and the Florida Sunshine Chapter of the Solid Waste Association of North America (SWANA). Mr. Roberts received the "Distinguished Service Award 1998" from SWANA for his coordination of Florida's C&D Operators Training Course. Mr. Roberts has served and serves on several Florida Department of Environmental Protection and local counties' C&D-related Task Forces and Technical Advisory Councils. Mr. Roberts has appeared as speaker on C&D topics at the International WasteExpo, Florida Environmental Expo, Recycle Florida Today, FDEP's Future of Recycling Advisory Group, Florida's Organic Recyclers Association, and FDEP's C&D Landfill Task Force.

     Michael C. Marzano, has served as Treasurer of Star Services since December 2000, and from June 1999 until December 2000, he served as its controller. Mr. Marzano graduated from the Pennsylvania State University in June 1996. From October 1996 until December 1997, Mr. Marzano served in the audit department of Grant Thornton, CPAs. From December 1997 until June 1999, he was employed by Geller, Marzano and Company CPAs in Port Washington, New York. Mr. Marzano is the son of Patrick F. Marzano and the brother of Frank P. Marzano and the cousin of Angelo Marzano.

     Angelo Marzano, Treasurer and Assistant Secretary of the Company since inception, graduated from Pennsylvania State University in 1997, with a Bachelor of Science Degree in Business Logistics. Throughout his college education, he maintained a position in several waste companies. Upon graduation, Mr. Marzano began working at Delta Recycling Corp. Mr. Marzano is responsible for developing the internal controls and procedures for Delta Recycling Corp. Mr. Marzano is certified as a construction and demolition landfill and materials recovery facility operator. Angelo Marzano is the nephew of Patrick Marzano and the cousin of Frank P. Marzano and Michael C. Marzano.

     Frank P. Marzano, a director of the Company since inception, graduated from Pennsylvania State University in 1994 with a Bachelor of Science degree in Accounting. Mr. Marzano is a Certified Public Accountant and worked at KPMG Peat Marwick in New York City until 1996. In 1996, Mr. Marzano joined Geller, Marzano & Company CPAs PC in Port Washington, New York. While working at Geller Marzano, Mr. Marzano received his Masters in Taxation from Long Island University in January 1998. Mr. Marzano is managing partner of Geller Marzano. Frank P. Marzano is the son of Patrick Marzano, the brother of Michael C. Marzano and the cousin of Angelo Marzano.

     Rick Casagrande, a director of the Company since inception, graduated from Christ The King High School in Middle Village, New York in 1967. In 1971 he was one of the co-founders of Industrial Waste Services in Miami-Dade County, Florida. He has also held various executive positions in several solid waste management companies. From 1994 until September 1997, he served as a Vice President of American Transfer, Inc., a refuse recycling company that was sold to Allied Waste in September 1997. Follwing that sale, Mr. Casagrande sought new employment and in January 1998, he became president. He has held various executive positions in several solid waste management companies including American Transfer Services, Inc. He is currently President of Total Care of Long Island, a cleaning and janitorial services company. He continues to serve as president of that Company. Rick Casagrande is the brother of Jack R. Casagrande.

     Samuel G. Weiss, a director of the Company since its inception, is an attorney admitted to practice in the State of New York since 1974. He is currently a member of the firm of Weiss & Federici, LLP., which has an office located at 30 Main Street, Port Washington, New York 11050. Prior to becoming a member of Weiss & Federici, LLP in 1999, Mr. Weiss was a private practitioner in Port Washington, New York, since 1988. Mr. Weiss received his BA Degree from New York University in 1971. Mr. Weiss received his Juris Doctor from New York University in 1974 and his LLM in taxation from New York University in 1977. Mr. Weiss is General Counsel and a Director of Strategic Capital Resources, Inc since November 27, 1999.

BOARD AND COMMITTEE ACTIVITY; STRUCTURE AND COMPENSATION

     During fiscal year 2000, the Board of Directors had four meetings. The directors attended all of the meetings of the Board of Directors.

     Star Services' operations are managed under the supervision of the Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     The Board of Directors has established three standing committees: the Executive Committee, the Compensation Committee and the Audit Committee. The Executive Committee is charged with making major management decisions and recommending policy directions to the Board of Directors as a whole. The Executive Committee is currently composed of Jack Casagrande, Phillip Foreman and Patrick F. Marzano. The Compensation Committee is charged with recommending to the Board the compensation for our executives and administering the stock option and benefit plans. The Compensation Committee is currently composed of Patrick F. Marzano, Jack Casagrande, Rick Casagrande and Samuel Weiss. The Audit Committee is charged with recommending to the Board the appointment of independent auditors, as well as discussing and reviewing, with the independent auditors, the scope of the annual audit and results thereof. The Audit Committee is currently composed of Patrick F. Marzano, Rick Casagrande and Samuel Weiss. We are in the process of reconstituting the Audit Committee in order to meet American Stock Exchange requirements for independent audit committee members.

COMPENSATION OF DIRECTORS

     Directors who are officers or employees do not currently receive any compensation for attending meetings of the Board of Directors. Each independent director receives a fee of $1,500 for attending each board meeting and each committee meeting (unless held on the same day of the full Board meeting), in addition to reimbursement of reasonable expenses.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Star Services' Common Stock began trading on the Nasdaq OTC bulletin board under the symbol "SSVC" effective July 7, 1999. Prior to that date, Bailey & Baron's Common Stock traded on the Nasdaq OTC bulletin board under the symbol "BYAB". As Bailey & Baron had no operations, assets or liabilities prior to its merger with Star Services, information regarding trading information prior to July 7, 1999 is not presented. The following table presents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low bid quotations reported by the Nasdaq OTC bulletin board.

                                                              HIGH BID   LOW BID
1999                                                           PRICE      PRICE
----                                                          --------   -------
Third Quarter (July 7, 1999 through September 30, 1999).....   $10.00     $3.25
Fourth Quarter (October 1, 1999 through December 31,
  1999).....................................................   $ 8.25     $5.00

                                                              HIGH BID   LOW BID
2000                                                           PRICE      PRICE
----                                                          --------   -------
First Quarter (January 1, 2000 through March 31, 2000)......   $6.50      $5.00
Second Quarter (April 1, 2000 through June 30, 2000)........   $5.00      $3.75
Third Quarter (July 1, 2000 through September 30, 2000).....   $4.25      $3.50
Fourth Quarter (October 1, 2000 through December 31,
  2000).....................................................   $4.12      $2.12

     On April 13, 2001, the last sale price reported on the Nasdaq over the counter bulletin board for the Common Stock was $1.95.

     As of the date of this filing there are 12,136,745 issued and outstanding shares of our common stock.

     The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected historical, supplemental and pro forma consolidated statements of operations and balance sheet data of Star Services and the companies it acquired for the periods indicated. Before being acquired by Star Services, these companies operated as separate businesses.

     The following selected financial data as of and for the years ended December 31, 1998, 1999 and 2000 are derived from the Company's audited financial statements. The financial data below should be read in conjunction with the Company's financial statements and related notes contained elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2000         1999        1998
                                                              ----------   ----------   ---------
Statement of Operations Data:
Revenues....................................................  24,030,882   12,914,295   3,542,851
                                                              ----------   ----------   ---------
Expenses:
  Direct costs..............................................  17,096,395   10,128,535   2,449,085
  Selling and administrative................................   4,710,868    2,390,203     935,723
  Stock-based compensation..................................     322,572      295,693           0
  Depreciation and amortization.............................   1,232,502      471,085     177,362
Costs related to closure of facilities......................     653,540            0           0
                                                              ----------   ----------   ---------
                                                              24,015,877   13,285,516   3,562,170
                                                              ----------   ----------   ---------
Income (loss) from operations...............................      15,005     (371,221)    (19,319)
Interest income.............................................      24,205       73,294           0
Interest expense............................................    (734,279)    (259,219)    (70,423)
Gain on sale of assets......................................      19,217            0           0
                                                              ----------   ----------   ---------
Income (loss) before income taxes...........................    (675,852)    (557,146)    (89,742)
Income tax benefit..........................................     236,548      195,001           0
                                                              ----------   ----------   ---------
Net income (loss)...........................................    (439,304)    (362,145)    (89,742)
                                                              ==========   ==========   =========
Earnings (loss) per share...................................       (0.05)       (0.05)      (0.02)
                                                              ==========   ==========   =========
Weighted average shares outstanding.........................   8,386,409    7,012,500   5,000,000
                                                              ==========   ==========   =========

UNAUDITED PRO FORMA INCOME TAX, NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE
                                  INFORMATION

Historical income (loss) before income taxes..............   (675,852)      (557,146)    (89,742)
Pro forma income tax (expense) benefit....................    236,548        195,001      27,000
                                                            ---------   ------------   ---------
Pro forma net income (loss)...............................   (439,304)      (362,145)    (62,742)
                                                            =========   ============   =========
Proforma earnings (loss) per share........................      (0.05)         (0.05)      (0.01)
                                                            =========   ============   =========
Historical weighted average shares outstanding............  8,386,409      7,012,500   5,000,000
                                                            =========   ============   =========

                                                                         DECEMBER 31,
                                                              -----------------------------------
                                                                 2000         1999        1998
                                                              ----------   ----------   ---------
Balance Sheet Data:
  Cash......................................................     189,199    1,476,406      49,149
  Current assets............................................   4,080,813    3,812,799     751,525
  Current liabilities.......................................   6,407,461    2,997,125   1,224,615
  Working capital (deficit).................................  (2,326,648)     815,674    (473,090)
          Total assets......................................  28,396,796   10,949,544   2,979,664
  Long-term debt, net of current portion....................  10,166,368    3,094,221   1,316,899
  Shareholders' equity......................................  10,122,967    4,858,198     438,150

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

     The Company operates in several areas of the environmental services industry: collection, recycling and disposal of construction and demolition debris, land clearing, yard waste debris, and source separated recyclable materials. Star Services' operations are carried out by Delta Recycling Corp., which was incorporated in Florida on August 26, 1997, Delrock Management Corp., which was incorporated in Florida on May 29, 1998, Delta Transfer Corp., which was incorporated in Florida on August 26, 1998, Eastern Recycling, Inc., which was incorporated in Florida on June 11, 1997, Delta Resources, which was incorporated in Florida on January 29, 1999, Delta Waste Corp., which was incorporated in Florida in January 1999, Delta Site Development which was incorporated August 2, 1999, and Delta Dade Recycling Corp., which was incorporated October 20, 2000.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the various consolidated line items as a percentage of gross revenues:

                                                            2000      1999      1998
                                                           ------    ------    ------
Revenues Services........................................   84.15%    97.59%   100.00%
  Related party services.................................    9.45%     2.25%     0.00%
  Related party management fees..........................    6.40%     0.16%     0.00%
                                                           ------    ------    ------
                                                           100.00%   100.00%   100.00%
Expenses:
     Direct costs........................................   59.24%    70.41%    69.13%
     Related Party.......................................   11.89%     8.02%     0.00%
     Selling and administrative..........................   19.60%    18.51%    26.41%
     Stock-based compensation............................    1.34%     2.29%     0.00%
     Depreciation and amortization.......................    5.13%     3.64%     5.01%
     Costs related to closure of facilities..............    2.73%     0.00%     0.00%
                                                           ------    ------    ------
                                                            99.93%   102.87%   100.55%
Income (loss) from operations............................    0.07%    (2.87)%   (0.55)%
Interest income..........................................    0.10%     0.57%     0.00%
Interest expense.........................................   (3.06)%   (2.01)%   (1.98)%
Gain on sale of assets...................................    0.08%     0.00%     0.00%
                                                           ------    ------    ------
                                                            (2.88)%   (1.44)%   (1.98)%
Loss before income taxes.................................   (2.81)%   (4.31)%   (2.53)%
                                                           ------    ------    ------
Income taxes benefit.....................................    0.98%     1.51%     0.00%
                                                           ------    ------    ------
Net loss.................................................   (1.83)%   (2.80)%   (2.53)%
                                                           ======    ======    ======
Waste Services
  Commercial Waste Services..............................    3.96%     2.30%     0.19%
  Industrial Waste Services..............................   46.14%    47.48%    37.09%
  Other Waste Services...................................    0.00%     0.19%     0.20%
                                                           ------    ------    ------
          Total Waste Services...........................   50.10%    49.97%    37.48%
MRFs.....................................................   43.50%    44.86%    62.52%
Management Services......................................    6.40%     0.16%     0.00%
Landfill.................................................    0.00%     5.01%     0.00%
                                                           ------    ------    ------
Operating Revenue........................................  100.00%   100.00%   100.00%
                                                           ======    ======    ======

COMPARISON OF 2000 OPERATIONS TO 1999 OPERATIONS

  Revenues

     Total revenues increased to $24,030,882 in 2000 from $12,914,295 in 1999. The increase of $11,116,587 was primarily attributable to increased volumes in industrial waste services and MRF's. The industrial waste services revenues increased due to the expansion of our hauling operations in Broward, Palm Beach and the acquisition of 2 Hauling operations in Dade County. The MRF's revenues increased due to the start up of Delta Tall Pines in June of 1999 and for the 12 months generated from Delta Transfer Corp. as opposed to 3 months in 1999. In addition the MRF revenue increased due to the acquisition of the Peerless group in 2000, which has 3 MRF's in Dade County. The industrial waste services revenue increased to $11,085,063 in 2000 from $6,132,235 in 1999. The MRF's revenue increased to $10,451,697 in 2000 from $5,793,445 in 1999. Approximately $4,804,244 of the total $4,952,828 increase increase in industrial waste services revenues was related to increase in volumes and $148,584 was related to an increase in prices. The MRF's revenue increase of $4,658,252 was related to increased volumes.

  Direct Costs

     Total direct costs increased to $17,096,395 in 2000 from $10,128,535 in 1999. The increase of $6,967,860 was due to the increased volume and disposal costs of industrial waste services and MRF's and principally due to the inclusion, in 2000 of direct costs from businesses acquired in 1999. Direct costs as a percentage of revenues decreased to 71.14% in 2000 from 78.43% in 1999. The percentage decrease is attributable to acquisitions that were completed in 2000 that were integrated into our existing operations. The industrial waste services direct costs increased to $8,432,041 from $4,679,890 in 1999. The MRF's direct cost increased to $7,675,282 from $4,873,810 in 1999.

  Selling and Administrative

     Selling and administrative expenses increased to $4,710,868 in 2000 from $2,390,203 in 1999. The increase of $2,320,665 was due to the increase in administrative overhead required to manage the Company's growth. The largest increases came in the areas of administrative salaries, professional fees, occupancy costs and travel. As a percentage of revenues, selling and administrative expenses for 2000 increased to 19.60% from 18.51% in 1999.

  Stock-Based Compensation

     During February 1999, the Company issued 759,000 options to employees of the Company. The options vest over a four-year period. Stock-based compensation represents the portion of the total compensation expense to be recognized over the vesting period, which is attributable to the 12-month period ended December 31, 2000 and 11 months in 1999.

  Depreciation and Amortization

     Depreciation and amortization expense increased to $1,232,502 in 2000 from $471,085 in 1999. The increase was the result of the purchase of over $11,000,000 of property and equipment and amortization of costs in excess of net assets acquired in business combinations.

  Interest Income and Expense

     Interest income decreased to $24,205 in 2000 from $73,294 in 1999. Interest expense increased to $734,279 in 2000 from $259,219 in 1999. The increased interest expense of $475,060 was a result of higher debt levels resulting from the purchase of additional property and equipment. Interest income was earned on excess cash balances available as a result of proceeds from the Company's private placement.

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

  Direct Costs

     Total direct costs increased to $10,128,535 in 1999 from $2,449,085 in 1998. The increase of $7,679.450 was principally due to increased volume, the costs of operations of newly formed Delta Transfer Corp., increased disposal costs and the cost of operations of the hauling operations of Delta Recycling Corp. Direct costs as a percentage of revenues increased to 78.43% in 1999 from 69.13% in 1998. The percentage increase was primarily due to costs associated with building and maintaining the Company's infrastructure, including equipment leasing, maintenance and depreciation cost, as well as fixed rental costs for operating facilities which have capacities well beyond volumes presently utilized.

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

     As of December 31, 1999, the Company had a working capital surplus of $815,674 (a ratio of current assets to current liabilities of 1.28:1) and a cash balance of $1,476,406 which compares to a working capital deficit of $473,090 (a current ratio of 0.62:1) and a cash balance of $49,149 as of December 31, 1998. The working capital at December 31, 1999, was impacted by an increase in deferred income taxes of $195,001 as compared to the prior year balance and the private placement of $4,000,000.

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

     The Company expects to generate sufficient cash flow from its operations in 2001 to cover its anticipated working capital needs and moderate capital expenditures and acquisitions. If the Company's cash flow from operations during 2001 is less than currently expected or if the Company decides to make substantial acquisitions, or if the Company's capital requirements increase, either due to strategic decisions or otherwise, the Company may elect to incur future indebtedness or issue equity securities to cover any additional capital needs. However, there can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms through such debt incurrances or issuances of additional equity securities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   25
Consolidated balance sheets as of December 31, 2000 and
  1999......................................................   26
Consolidated statements of operations for the years ended
  December 31, 2000, 1999 and 1998..........................   27
Consolidated statements of shareholders' equity for the
  years ended December 31, 2000, 1999 and 1998..............   28
Consolidated statements of cash flows for the years ended
  December 31, 2000, 1999 and 1998..........................   29
Notes to consolidated financial statements..................   30

                          INDEPENDENT AUDITORS' REPORT

The Shareholders
Star Services Group, Inc. and subsidiaries
Pompano Beach, Florida

     We have audited the accompanying consolidated balance sheets of Star Services Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Services Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their consolidated operations and cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles

                                                        HORTON & COMPANY, L.L.C.

Wayne, New Jersey
February 28, 2001

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                         ASSETS
Current assets:
  Cash and equivalents......................................  $   189,199    $ 1,476,406
  Accounts receivable, net of allowances of $318,264 in 2000
     and $119,322 in 1999...................................    3,156,357      1,940,083
  Prepaid expenses..........................................      591,407        163,149
  Deferred income taxes.....................................      143,850        195,001
                                                              -----------    -----------
          Total current assets..............................    4,080,813      3,774,639
                                                              -----------    -----------
Property and equipment, at cost:
  Machinery and equipment...................................   11,935,658      6,164,321
  Structures and improvements...............................    6,092,460        887,364
  Office furniture and equipment............................      176,581         84,320
                                                              -----------    -----------
                                                               18,204,699      7,136,005
  Less accumulated depreciation.............................    1,745,747        647,427
                                                              -----------    -----------
          Net property and equipment........................   16,458,952      6,488,578
                                                              -----------    -----------
Other assets:
  Cost in excess of net assets acquired.....................    3,671,096        534,864
  Deferred charges..........................................    4,185,935        113,303
                                                              -----------    -----------
                                                                7,857,031        648,167
                                                              -----------    -----------
          Total assets......................................  $28,396,796    $10,911,384
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $ 2,990,372    $ 1,174,060
  Accounts payable..........................................    1,280,968      1,222,168
  Accrued expenses..........................................    1,994,147        562,737
  Deferred revenues.........................................      141,974             --
                                                              -----------    -----------
          Total current liabilities.........................    6,407,461      2,958,965
                                                              -----------    -----------
Long-term debt, net of current portion......................   10,166,368      3,094,221
Loans from related parties..................................    1,700,000             --
                                                              -----------    -----------
                                                               11,866,368      3,094,221
                                                              -----------    -----------
Shareholders' equity:
  Common stock, $.01 par value, 30,000,000 shares
     authorized, 11,590,495 shares issued and outstanding in
     2000 8,100,000 shares issued and outstanding in 1999...      115,905         81,000
  Additional paid-in capital................................   15,368,561      5,199,393
  Subscriptions receivable..................................   (4,500,000)            --
  Accumulated deficit.......................................     (861,499)      (422,195)
                                                              -----------    -----------
          Total shareholders' equity........................   10,122,967      4,858,198
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $28,396,796    $10,911,384
                                                              ===========    ===========

                 See notes to consolidated financial statements

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              2000          1999          1998
                                                           -----------   -----------   ----------
Revenues:
  Services...............................................  $20,223,763   $12,603,612   $3,542,851
  Related party services.................................    2,269,826       290,425           --
  Related party management fees..........................    1,537,293        20,258           --
                                                           -----------   -----------   ----------
                                                            24,030,882    12,914,295    3,542,851
                                                           -----------   -----------   ----------
Expenses:
  Direct costs...........................................   14,238,908     9,092,987    2,449,085
  Related party..........................................    2,857,487     1,035,548           --
  Selling and administrative.............................    4,710,868     2,390,203      935,723
  Stock-based compensation...............................      322,572       295,693           --
  Depreciation and amortization..........................    1,232,502       471,085      177,362
  Costs related to closure of facilities.................      653,540            --           --
                                                           -----------   -----------   ----------
                                                            24,015,877    13,285,516    3,562,170
                                                           -----------   -----------   ----------
Income (loss) from operations............................       15,005      (371,221)     (19,319)
                                                           -----------   -----------   ----------
Other income (expense):
  Interest income........................................       24,205        73,294           --
  Interest expense.......................................     (734,279)     (259,219)     (70,423)
  Gain on sale of assets.................................       19,217            --           --
                                                           -----------   -----------   ----------
                                                              (690,857)     (185,925)     (70,423)
                                                           -----------   -----------   ----------
Loss before income taxes.................................     (675,852)     (557,146)     (89,742)
Income tax benefit.......................................      236,548       195,001           --
                                                           -----------   -----------   ----------
Net loss.................................................  $  (439,304)  $  (362,145)  $  (89,742)
                                                           ===========   ===========   ==========
Loss per share...........................................  $     (0.05)  $     (0.05)  $    (0.02)
                                                           ===========   ===========   ==========
Weighted average shares outstanding......................    8,386,409     7,012,500    5,000,000
                                                           ===========   ===========   ==========

                 See notes to consolidated financial statements

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                           COMMON STOCK                                        RETAINED
                                      ----------------------   ADDITIONAL                      EARNINGS
                                        ISSUED                   PAID-IN     SUBSCRIPTIONS   (ACCUMULATED
                                        SHARES     PAR VALUE     CAPITAL      RECEIVABLE       DEFICIT)
                                      ----------   ---------   -----------   -------------   ------------
Balance at January 1, 1998..........   5,000,000   $ 50,000    $   241,000    $        --     $  29,692
Net capital contributed.............          --         --        207,200             --            --
Net loss............................          --         --             --             --       (89,742)
                                      ----------   --------    -----------    -----------     ---------
Balance at December 31, 1998........   5,000,000     50,000        448,200             --       (60,050)
Issuance of common stock and capital
  contributions.....................   2,000,000     20,000      3,969,000             --            --
Shares issued in reverse acquisition
  business combination..............   1,000,000     10,000             --             --            --
Shares issued in purchase business
  combination.......................     100,000      1,000        486,500             --            --
Stock-based compensation............          --         --        295,693             --            --
Net loss............................          --         --             --             --      (362,145)
                                      ----------   --------    -----------    -----------     ---------
Balance at December 31, 1999........   8,100,000     81,000      5,199,393             --      (422,195)
Shares issued in purchase business
  combinations......................   1,685,495     16,855      5,363,146             --            --
Stock options exercised.............       5,000         50          1,450             --            --
Stock-based compensation............          --         --        322,572                           --
Shares issued in private
  placement.........................   1,800,000     18,000      4,482,000     (4,500,000)           --
Net loss............................          --         --             --             --      (439,304)
                                      ----------   --------    -----------    -----------     ---------
Balance at December 31, 2000........  11,590,495   $115,905    $15,368,561    $(4,500,000)    $(861,499)
                                      ==========   ========    ===========    ===========     =========

                 See notes to consolidated financial statements

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               2000          1999         1998
                                                            -----------   -----------   --------
Cash flows from operating activities:
  Net income (loss).......................................  $  (439,304)  $  (362,145)  $(89,742)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization......................    1,232,502       471,085    177,362
       Stock-based compensation...........................      322,572       295,693         --
       Gain on sale of equipment..........................      (19,217)
       Changes in operating assets and liabilities, net of
          effects from business combination:
          Increase in accounts receivable.................   (1,178,114)   (1,137,183)  (503,218)
          Increase in prepaid expenses....................     (428,258)      (39,815)  (116,058)
          Increase in deferred income tax asset...........     (236,548)     (195,001)        --
          Increase in deposits and other assets...........           --       (55,070)        --
          Increase in accounts payable....................       71,123       680,850    280,524
          Increase in accrued expenses....................    1,431,411       531,814     25,969
          Increase in deferred revenue....................      141,974            --         --
                                                            -----------   -----------   --------
          Net cash provided by (used in) operating
            activities....................................      898,141       190,228   (225,163)
                                                            -----------   -----------   --------
Cash flows from investing activities:
  Capital expenditures....................................   (2,363,946)     (302,586)  (569,582)
  Proceeds from sale of assets............................       53,194            --         --
  Deferred charges........................................           --       (76,533)        --
                                                            -----------   -----------   --------
          Net cash used in investing activities...........   (2,310,752)     (379,119)  (569,582)
                                                            -----------   -----------   --------
Cash flows from financing activities:
  Proceeds from long-term debt............................       30,000            --         --
  Proceeds from (repayment of) shareholder loans..........    1,700,000      (537,125)   527,125
  Principal payments under loan agreements................   (1,606,097)   (1,845,727)  (142,424)
  Net proceeds from issuance of common stock and capital
     contributions........................................        1,501     3,999,000    344,160
                                                            -----------   -----------   --------
          Net cash provided by financing activities.......      125,404     1,616,148    728,861
                                                            -----------   -----------   --------
Net increase (decrease) in cash and equivalents...........   (1,287,207)    1,427,257    (65,884)
Cash and equivalents, beginning of period.................    1,476,406        49,149    115,033
                                                            -----------   -----------   --------
Cash and equivalents, end of period.......................  $   189,199   $ 1,476,406   $ 49,149
                                                            ===========   ===========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid.....................................  $   695,790   $   259,219   $ 70,423
                                                            ===========   ===========   ========

                 See notes to consolidated financial statements

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Star Services Group, Inc. ("Star") and of its wholly-owned subsidiaries, Delta Recycling Corp. ("Recycling"), Delta Transfer Corp. ("Transfer"), Delrock Management Corp. ("Delrock"), Eastern Recycling, Inc. ("Eastern"), Delta Resources Corp. ("Resources"), Delta Tall Pines Corp. ("Tall Pines"), Delta Site Development Corp. ("Site"), Delta Waste Corp. ("Waste"), and Delta Dade Recycling Corp. ("Dade"). Recycling, Transfer, Delrock, Eastern and Resources are collectively referred to as the "Predecessors". Significant intercompany accounts and transactions have been eliminated. On February 4, 1999, Star acquired 100% of the issued and outstanding capital stock of Recycling, Transfer, Delrock, Eastern and Resources, thereby making them wholly-owned subsidiaries of Star. Prior to that date, and throughout the years ended December 31, 1998 and 1997, the ownership and voting percentage of each of the Predecessors were identical. The ownership and voting percentage of Star Services subsequent to the acquisitions of the Predecessors is also identical to that of the Predecessors prior to the acquisitions. Because of the identical ownership of Star Services and the Predecessors, the acquisitions have been accounted for as a recapitalization, similar to a pooling of interests, because the transaction was not substantive. The capital structure for all periods has been retroactively restated to give effect to the business combination and the capital structure of Star Services.

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

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

HISTORY AND BUSINESS ACTIVITY

     Star Services Group, Inc. was incorporated in the State of Florida on February 3, 1999. Its corporate offices and operations are located in Pompano Beach, Florida. The Company services commercial customers throughout Southeastern Florida. The Company operates in several areas of the environmental services industry: collection, recycling and disposal of construction and demolition debris, land clearing, yard waste debris, and source separated recyclable materials. The Company's operations are carried out by Delta Recycling Corp. which was incorporated in the State of Florida on August 26, 1997, Delrock Management Corp. which was incorporated in the State of Florida on May 29, 1998, Delta Transfer Corp. which was incorporated in the State of Florida on August 26, 1998, Eastern Recycling, Inc. which was incorporated in the State of Florida on June 11, 1997, Delta Resources Corp. which was incorporated in the State of Florida on January 29, 1999, Delta Tall Pines Corp., which was incorporated April 23, 1999, Delta Waste Corp., which was incorporated January 28, 1999 and Delta Site Development Corp., which was incorporated August 2, 1999 and Delta Dade Recycling Corp., which was incorporated October 20, 2000. Operations commenced with the incorporation of Delta Recycling Corp. on August 26, 1997.

     Delta Recycling Corp., Delta Transfer Corp. and Delta Tall Pines Corp. operate material resource recovery facilities ("MRF"), which are environmentally licensed and regulated by the State of Florida Department of Environmental Protection and various local regulatory authorities. As a MRF, these facilities accept assorted loads of debris consisting of construction and demolition debris, land clearing, and yard waste and source separated materials primarily from customers in the construction and demolition debris industry. The incoming loads are processed using a semi-automated sorting system to separate recyclables from the waste stream. Additional loads are also supplied by Delta Recycling Corp. through its hauling operations. The reclaimed recyclables are shipped to end user markets for re-use. Delta Recycling Corp. also operates a solid waste disposal service to collect and transport materials for the industry segment. Delrock Management Corp. owns real estate used in conjunction with the Company's operations. Eastern Recycling, Inc. has been inactive throughout 1997 and 1998. Delta Resources Corp. commenced operations in February 1999 as the operator of a construction and demolition debris landfill in Titusville, Florida. The operations of Delta Resources Corp. ended in January 2000 (Note 6). Delta Site Development Corp. commenced operations during 1999 and provides site development services, such as site clearing and grading, for major residential home builders. Delta Waste Corp. commenced operations during 1999 as a lessor of portable toilets under short-term operating leases. Delta Dade Recycling Corp. commenced operations in October 2000, first as the operator, then as the owner of a MRF, two transfer stations and a waste collection business.

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

     The Company routinely maintains cash balances with one bank under limits insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000, the Company's cash balance with this bank was $419,433 in excess of the FDIC insured limit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's receivables and payables are current and on normal terms and, accordingly, are believed by management to approximate fair value. Management also believes that notes payable, long-term debt and capital lease obligations approximate fair value when current interest rates for similar debt securities are applied.

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

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

COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired is net of accumulated amortization of $99,502 and $13,000 at December 31, 2000 and 1999, respectively. Such costs are being amortized on the straight-line method over a ten-year period. For the years ended December 31, 2000, 1999 and 1998, amortization expense was $86,502, $13,000 and $0, respectively.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements in order to confirm to the 2000 presentation.

DEFERRED CHARGES

     Deferred charges are recorded at cost and consist of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
Restrictive covenants, net..................................  $  948,223   $     --
Development agreement.......................................   1,800,000         --
Operation agreement.........................................     775,625         --
Permits.....................................................     300,000         --
Deferred acquisition costs..................................      37,269     58,233
Deposits and other..........................................      37,118     55,070
Deferred income taxes, net of current portion...............     287,700         --
                                                              ----------   --------
                                                              $4,185,935   $113,303
                                                              ==========   ========

     Restrictive covenants, permits and the operation agreement are amortized on the straight-line method over their estimated useful lives as follows:

5 years..............................................  Restrictive covenants
20 years.............................................    Operation agreement
5 years..............................................                Permits

     Restrictive covenants are net of accumulated amortization of $9,777 at December 31, 2000. Amortization of the development agreement will begin upon commencement of providing services to a real estate development project.

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

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

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company financed equipment purchases as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Property and equipment purchased...................  $9,984,652   $4,234,744   $2,014,879
Long-term debt financing...........................  (7,620,706)  (3,932,259)  (1,445,297)
                                                     ----------   ----------   ----------
Capital expenditures...............................  $2,363,946   $  302,586   $  569,582
                                                     ==========   ==========   ==========

     During 1998, the Company received capital contributions and its subsidiaries purchased treasury stock as follows:

Capital contributions.......................................  $411,000
Expenditures for treasury stock of subsidiaries.............   (66,840)
                                                              --------
Net proceeds from capital contributions.....................   344,160
Debt issued to purchase treasury stock of subsidiaries......  (136,960)
                                                              --------
Net capital contributed.....................................  $207,200
                                                              ========

     During 2000 and 1999, the Company issued common stock and notes to effect business combinations, as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------    ---------
Value of business combinations..............................  $8,223,850     $597,500
Value of common stock issued................................  (5,380,000)    (497,500)
Notes issued or assumed.....................................  (2,843,850)    (100,000)
                                                              ----------     --------
Cash expenditures for business combinations.................  $       --     $     --
                                                              ==========     ========

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

     During 2000, the Company issued 1,800,000 shares of common stock in exchange for notes totaling $4,500,000.

2.  BUSINESS COMBINATIONS

MARIO'S EQUIPMENT RENTAL

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

CLASSIC RECYCLING & CONSTRUCTION, INC.

     In February 2000, Star Services acquired substantially all of the assets of Classic Recycling & Construction, Inc., a company engaged in the roll-off container business. The assets were acquired for $260,000. The purchase price was paid $100,000 at closing, $80,000 by delivery of a one year promissory note and $80,000 by delivery of 26,235 shares of Star Services common stock.

ALLIED ROLL-OFF HOLDINGS, INC.

     During March 2000, Star Services acquired substantially all of the assets of Allied Roll-off Holdings, Inc., which operated a roll-off container business in Dade County, Florida. The business was acquired for $960,400, of which $660,400 was paid in cash and $300,000 was paid by delivery of 59,260 shares of the Company's common stock.

PEERLESS BIG APPLE, INC.

     In December 2000, Star acquired substantially all of the assets of Peerless Big Apple, Inc. and certain of its affiliates. With operations in Miami-Dade County, Florida, the Peerless companies collect, haul and recycle construction and demolition debris, and operate a construction and demolition debris transfer station. The purchase price of $7,530,850 was paid (a) $630,850 by delivery of a four year promissory note, (b) $5,000,000 by the Company's agreement to issue 1,600,000 shares of common stock, and (c) by assumption of $1,900,000 of liabilities of the Peerless companies (the payment of $1,000,000 of which is secured by the pledge of 500,000 shares of common stock). However, the 1,600,000 shares of Star's common stock could be subject to rescission rights by the Peerless Big Apple companies. The purchase occurred while Star's registration statement was not current. As a result, the purchase may have violated Section 5 of the Securities

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

Act. If the issuance of the shares in connection with the transaction was required to be registered under the Securities Act the Peerless Big Apple companies would be entitled to rescind the transaction for a period of one year as a result of the inclusion of these shares in the purchase price prior to the registration statement being current. If rescission were to occur, Star might be required to pay the purchase price for the assets, aggregating approximately $7,530,000, in cash or other consideration, or, alternatively, might be required to return the assets to the former owner. The Peerless Big Apple companies have signed an agreement waiving any rescission rights in connection with the sale, but its waiver might not be enforceable. The Company believes that the likelihood that the Peerless Big Apple companies will seek to enforce its possible rescission rights is remote.

OPERATING AND MANAGEMENT AGREEMENT

     In connection with the Peerless acquisition agreements, the Company entered into an Operating and Management Agreement on October 24, 2000, whereby Star agreed to operate the facilities and businesses of Peerless until the acquisition was consummated. Under the terms of the agreement, Star received all revenues and paid all expenses from the operation of the facilities and business from the date of the agreement (October 24, 2000) until the date the acquisition was consummated (December 26, 2000). The acquisition of the Peerless companies was recorded concurrent with the commencement of the operating and management agreement because effective control of the Peerless companies was transferred to Star.

     For all of the above acquisitions, the share issuances were recorded based on the bid price of the Company's common stock at the time the agreements were entered into. The value of the consideration given in excess of the fair value of the net assets acquired is being amortized over a 10-year period.

     The following unaudited information has been prepared on a pro forma basis as if the businesses of Classic, Allied and Peerless had been acquired as of the beginning of the year ended December 31, 2000:

Revenues....................................................  $31,683,400
                                                              ===========
Net loss....................................................  $  (932,475)
                                                              ===========
Loss per share..............................................  $     (0.09)
                                                              ===========
Weighted average common shares..............................  $10,001,766
                                                              ===========

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Classic, Allied and Peerless acquisitions been consummated as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

3.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  2000           1999
                                                              ------------    ----------
Notes payable to various financial institutions in monthly
  installments totalling $275,720 in 2000 and $109,408 in
  1999, including interest ranging from 5.9% to 12.9%. The
  notes mature in January 2001 through January 2008. The
  notes are secured by machinery and equipment..............  $ 7,102,698     $3,949,543
Mortgages payable to individuals in monthly installments of
  $30,296 in 2000 and $4,614 in 1999, including interest at
  8%. These mortgages mature in May 2003 through March
  2030......................................................    3,693,355        251,629
Notes payable to individuals in monthly installments
  totalling $36,408 in 2000 and $3,639 in 1999, including
  interest ranging from 7% to 9%. The notes mature in
  September 2001 through September 2005 and are personally
  guaranteed by the Company's majority shareholders.........    2,330,687         67,109
Note payable to a bank under a $2 million line of credit
  (Note 6) with a maturity date of April 30, 2002. Interest
  is payable monthly at the rate of prime plus  1/2% or
  2.75% over the Libor rate, at the Company's option........       30,000             --
                                                              -----------     ----------
                                                               13,156,740      4,268,281
Less current portion........................................    2,990,372      1,174,060
                                                              -----------     ----------
                                                              $10,166,368     $3,094,221
                                                              ===========     ==========

     As of December 31, 2000, maturities of long-term debt are as follows:

YEAR ENDING
DECEMBER 31,
------------
2001........................................................  $ 2,990,372
2002........................................................    2,533,337
2003........................................................    3,061,343
2004........................................................    1,582,501
2005........................................................      653,166
Thereafter..................................................    2,336,021
                                                              -----------
                                                              $13,156,740
                                                              ===========

4.  RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

     Effective November 1999, Star entered into an agreement to provide operational and administrative management services to J.R. Capital Corp., ("J.R. Capital") a related party corporation. J.R. Capital, which is owned by the chairman of Star, owns and operates several material recovery facilities in Florida. The agreement is for a five-year period ending October 2004. Under the terms of the agreement, Star is to provide administrative and managerial functions, maintain books and records, and provide other services to J.R. Capital. In addition, Star has agreed to permit J.R. Capital to dispose of waste at a rate equal to the lesser of the fair market value, or the same rate which Star charges on an internal basis. In return, Star receives an annual management fee of $1,537,293, receivable in monthly installments of $128,108. The full provisions of the agreement were deferred by the parties until January 1, 2000. As a result, for the years ended

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

December 31, 2000 and 1999, related party management fee income totalled $1,537,293 and $20,258, respectively.

     In addition, Star and J.R. Capital allow each other to utilize any of each other's facilities for a price equal to 90% of the fair market value for such services charged to non-affiliate third parties. The agreement may be terminated by J.R. Capital upon 30 days written notice and by Star upon 90 days written notice.

RELATED PARTY ACCOUNTS

     Star derived $2,269,826 and $290,425 of revenue for disposal fees and trucking services provided to J.R. Capital in 2000 and 1999, respectively. Star incurred $2,857,487 and $1,035,548 of costs for disposal fees at J.R. Capital's material recovery facilities in 2000 and 1999, respectively.

     Accounts payable includes net payables to J.R. Capital of $10,452 and $499,854 for the years ended December 31, 2000 and 1999, respectively. Such payables are satisfied in the ordinary course of business.

     During 2000, 1999 and 1998, Star paid accounting fees to a firm, which is owned, in part, by one of Star's significant shareholders. Such fees totalled $59,865, $13,400 and $12,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

     The Company also leases one of its facilities from a related party. See
Note 6.

LOANS FROM RELATED PARTIESS

     Loans from related parties represent uncollateralized advances made to the Company by shareholders and officers. Interest only is payable in monthly installments at rates ranging from 2% above the prime rate to 12%. The notes mature in October 2003 through February 2004.

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

PRIVATE PLACEMENTS

     During 1999, Star completed a private placement under which it sold 2,000,000 shares of its $.01 par value common stock at a purchase price of $2 per share. The Company received net proceeds of $3,950,000.

     During November 2000, the Company entered into agreements with four companies to issue a total of 1,800,000 shares of the Company's common stock for $2.50 per share. The consideration paid was in the form

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES of notes totaling $4,500,000. The notes are payable in principal installments, plus accrued interest at 8%, as follows:

                                                              PRINCIPAL
                                                              ----------
May 1, 2001.................................................  $  400,000
August 1, 2001..............................................     600,000
November 1, 2001............................................     800,000
February 1, 2002............................................     900,000
May 1, 2002.................................................   1,000,000
August 1, 2002..............................................     800,000
                                                              ----------
                                                              $4,500,000
                                                              ==========

     The unpaid balance of the notes represents a subscription receivable, which is presented as a reduction of shareholders' equity.

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

     A summary of stock-based compensation is as follows:

Total compensation to be recognized.........................  $1,290,300

     Compensation recognized during the year ended:

December 31, 1999...........................................    (295,693)
December 31, 2000...........................................    (322,572)
                                                              ----------
Deferred compensation at December 31, 2000..................  $  672,035
                                                              ==========

     During 2000, the Company's Board of Directors granted options to purchase 217,400 shares of common stock at an exercise price of $3.75 per share. All such options vest over a four-year schedule and are exercisable no later than 10 years after the grant date. Because the exercise price was greater than the market value of the Company's stock on the date of the grant, there was no compensation cost associated with the grant.

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

     The following is a summary of stock option transactions during the years ended December 31, 2000 and 1999:

                                                                             WEIGHTED
                                                              NUMBER OF      AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at January 1, 1999..............................        --        $  --
  Granted -- February 1999..................................   759,000         0.30
                                                               -------        -----
  Outstanding at December 31, 1999..........................   759,000         0.30
  Granted -- September 2000.................................   217,400         3.75
  Cancelled.................................................    (5,000)        0.30
  Exercised.................................................    (5,000)        0.30
                                                               -------        -----
  Outstanding at December 31, 2000..........................   966,400        $1.08
                                                               =======        =====

6.  COMMITMENTS AND CONTINGENCIES

CREDIT FACILITY

     In November 2000, Star was extended a $4,000,000 credit facility by a bank. The credit facility is comprised of a $2,000,000 line of credit with a maturity date of April 30, 2002, and a five-year term loan in the amount of $2,000,000. Interest on the outstanding principal balance is payable at the rate of prime plus 1/2% or 2.75% over the Libor rate of interest, at the option of the Company. At December 31, 2000, the Company had $30,000 outstanding on the line of credit (Note 3).

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

     Effective June 1999, Delta Tall Pines Corp. entered into an operating lease agreement with a related party for a material recovery facility in Palm Beach County, Florida. The lessor is a corporation which is owned by two of Star's principal shareholders and officers. The lease is for a 74-month term ending July 2005, at a monthly rental of $21,200. In addition, the Company is responsible for all real estate taxes and operating

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES costs. Rent paid to the related party totalled $254,400 and $148,400 for the years ended December 31, 2000 and 1999, respectively.

     In connection with the acquisition of the Peerless companies described in
Note 2, the Company assumed two operating leases for transfer station facilities. One lease is for a four-year period ending December 2004, at a monthly rental of $9,000. The second lease is for a five-year period ending February 2005, at a monthly rental of $3,000.

     Rent expense under the above office and facilities leases totalled $413,182, $614,698 and $154,610 for the years ended December 31, 2000, 1999 and
1998, respectively.

     During 1998, the Company commenced leasing four of its trucks from a financing corporation under operating leases, which expire in various months of 2003. The Company has the option to purchase the trucks and trailers for the fair market value at the expiration of the lease term. The Company also leases a variety of office equipment under operating leases which expire through 2004. Lease expense under these operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $107,000, $107,000 and $47,000, respectively.

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

     Royalty and rent payments under the mineral extraction agreement totaled $30,000, $30,000 and $15,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

FUTURE MINIMUM PAYMENTS

     The minimum future payments under the above lease and mineral extraction agreements are as follows:

YEAR ENDING                                             OPERATING                 MINERAL
DECEMBER 31,                                            FACILITIES   EQUIPMENT   EXTRACTION
------------                                            ----------   ---------   ----------
2001..................................................  $  437,966   $105,162     $ 30,000
2002..................................................     429,182    101,880       30,000
2003..................................................     398,400     41,802       30,000
2004..................................................     398,400      2,259       30,000
2005..................................................     154,400         --       30,000
Thereafter............................................          --         --       60,000
                                                        ----------   --------     --------
                                                        $1,818,348   $251,103     $210,000
                                                        ==========   ========     ========

OPERATION AND DEVELOPMENT AGREEMENTS

     In connection with the Peerless transaction described in Note 2, the Company acquired an operation agreement and a development agreement. The operation agreement provides for Star to operate a material recovery facility. Under the terms of the agreement, Star records the revenue and incurs the expenses of operating the facility. Star is obligated to pay the owner 10% of the revenue generated from up to 450 cubic

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES yards of waste received at the facility per day and 6% of the revenue generated from receipt of in excess of 450 cubic yards of waste per day.

     The development agreement provides Star with the exclusive right to provide pre- and post-development waste services for a specified real estate development project planned by the former owners of the Peerless companies. The agreement is in effect unless terminated by Peerless upon 30 days written notice for any material breath of the agreement or for failure to perform the services.

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

7.  INCOME TAXES

     During 1998, the Subsidiaries elected to be treated as S Corporations under the provisions of the Internal Revenue Code and similar provisions of state tax laws. As S Corporations, the net income or loss of the Subsidiaries was reportable by the shareholders who were responsible for any income taxes thereon. Therefore, no provision for taxes on income has been included in the 1998 financial statements. Star's acquisition of the Predecessors in 1999 automatically terminated their S Corporation elections. Therefore, a provision for income tax benefit has been recognized for the years ended December 31, 2000 and 1999, at the statutory U.S. income tax rate of 35%. There are no material differences in the basis of assets and liabilities for income tax and financial reporting purposes.

     The following schedule presents pro forma information (unaudited) of income tax expense which would have been recorded had Star's Predecessors been taxable corporations based on the tax laws in effect during the year ended December 31, 1998 and the resultant pro forma effect on net loss and loss per share.

Historical income (loss) before income taxes................  $  (89,742)
Pro forma income tax benefit................................      27,000
                                                              ----------
Pro forma net loss..........................................  $  (62,742)
                                                              ==========
Pro forma loss per share....................................  $    (0.01)
                                                              ==========
Historical weighted average shares outstanding..............   5,000,000
                                                              ==========

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Valuation allowances, if any, are provided when the expected realization of deferred tax assets does not meet a "more likely than not" criterion.

     Deferred tax benefits of $236,548 and $195,001 were recognized for the years ended December 31, 2000 and 1999, respectively, as a result of the Company's net operating losses of approximately $675,000 in 2000 and $557,000 in 1999. Such losses are available to be carried forward through the years 2020 and 2019, respectively, to offset future years' taxable income. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. As of December 31, 2000 and 1999, $143,850 and $195,001 of the deferred tax assets have been classified as current based on the expected reversal date of the temporary difference. The non-current portion of the deferred tax asset is included in deferred charges.

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

   2. FINANCIAL STATEMENT SCHEDULES:

     The following financial statement schedules of Star Services Group, Inc. for the calendar years ended December 31, 2000, 1999, and 1998 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Star Services Group, Inc.

SCHEDULE                                                               PAGE
--------                                                               ----
   II     Valuation and Qualifying Accounts..........................  S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

   3. EXHIBITS

     None

b. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           STAR SERVICES GROUP, INC.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

/s/ JACK R. CASAGRANDE                                 Chairman of the Board and Chief
-----------------------------------------------------  Executive Officer (Principal
Jack R. Casagrande                                     Executive Officer)                April 16, 2001

/s/ PATRICK F. MARZANO                                 President, Chief Financial
-----------------------------------------------------  Officer and Director
Patrick F. Marzano                                                                       April 16, 2001

/s/ PHILLIP FOREMAN                                    Chief Operating Officer and
-----------------------------------------------------  Director
Phillip Foreman                                                                          April 16, 2001

/s/ THOMAS R. ROBERTS                                  Vice President, Environmental
-----------------------------------------------------  Compliance and Director
Thomas R. Roberts                                                                        April 16, 2001

/s/ MICHAEL C. MARZANO                                 Treasurer
-----------------------------------------------------
Michael C. Marzano                                                                       April 16, 2001

/s/ ANGELO MARZANO                                     Secretary
-----------------------------------------------------
Angelo Marzano                                                                           April 16, 2001

/s/ FRANK P. MARZANO                                   Director
-----------------------------------------------------
Frank P. Marzano                                                                         April 16, 2001

/s/ RICK CASAGRANDE                                    Director
-----------------------------------------------------
Rick Casagrande                                                                          April 16, 2001

/s/ SAMUEL G. WEISS                                    Director
-----------------------------------------------------
Samuel G. Weiss                                                                          April 16, 2001

                          INDEPENDENT AUDITORS' REPORT
                         ON OTHER FINANCIAL INFORMATION

The Shareholders
Star Services Group, Inc.

     The audited consolidated financial statements of the Company and our report thereon are presented in the preceding section of this report. The financial information in Schedule II - Valuation and Qualifying Accounts on Page S-1 is presented for purposes of additional analysis and is not a required part of the financial statement of the Company. Such information has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opnion, is fairly stated in all material aspects in relation to the financial statements taken as a whole.

                                                        HORTON & COMPANY, L.L.C.

Wayne, New Jersey
February 28, 2001

                           STAR SERVICES GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT   CHARGED TO   CHARGED                 BALANCE
                                                 BEGINNING     COST AND    TO OTHER               AT END OF
                                                 OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTION    PERIOD
                                                 ----------   ----------   --------   ---------   ---------
Year ended December 31, 1998
Allowance for doubtful accounts (deducted from
  accounts receivable).........................   $      0     $  2,000       $0       $     0    $  2,000
                                                  --------     --------       --       -------    --------
Year ended December 31, 1999
Allowance for doubtful accounts (deducted from
  accounts receivable).........................   $  2,000     $119,322       $0       $ 2,000    $119,322
                                                  --------     --------       --       -------    --------
Year ended December 31, 2000
Allowance for doubtful accounts (deducted from
  accounts receivable).........................   $119,322     $255,793       $0       $56,851    $318,264
                                                  ========     ========       ==       =======    ========