Form 10-K405/A
period 2000-12-31
STAR SERVICES GROUP INC
filed 2001-04-30
CIK 1090864

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                         Commission File Number 0-28779

                            STAR SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)


         FLORIDA                      4953                      65-0893224
(State of incorporation)  (Primary Standard Industrial  (I.R.S. Employer ID No.)
                          Classification Code Number)

                            2075 NORTH POWERLINE ROAD
                          POMPANO BEACH, FLORIDA 33069
               (Address of principal executive offices, zip code)

                                 (954) 974-3800
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 13, 2001 was approximately $14,370,028. The aggregate market value was computed by using the closing price of the common stock as of that date.

         The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 26, 2001 was 12,136,745.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table includes the names, positions held and ages of our executive officers and directors.


Name                             Age          Position
----                             ---          --------
Jack R. Casagrande               55           Chairman of the Board, Chief Executive Officer and
                                              Director
Patrick F. Marzano               53           President and Director
Phillip Foreman                  39           Chief Operating Officer and Director
Thomas R. Roberts                51           Vice President, Environmental Compliance and
                                              Director
Frank P. Marzano                 28           Director
Rick Casagrande                  50           Director
Samuel G. Weiss                  51           Director
Angelo Marzano                   26           Secretary
Michael C. Marzano               27           Treasurer


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

    PHILLIP FOREMAN has been the Chief Operating Officer and a Director of Star Services since July 1999. From 1988 until 1993, Mr. Foreman served as the Regional Manager for Attwoods Florida operations and then became the CEO for Attwoods U.S. solid waste operations. As a result of the acquisition by BFI, Mr. Foreman became the Divisional Vice President for BFI's Florida Gulf Atlantic Division, where he oversaw operations generating $230,000,000 in annual revenues. In 1996, Mr. Foreman left BFI and has since acted as a private consultant to a number of entities in the waste industry including a consolidation group in New Jersey. From October 1998 until July 1999, he served as the Director of Operations for Atlas Environmental, Inc.

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

    RICK CASAGRANDE, a director of the Company since inception, graduated from Christ The King High School in Middle Village, New York in 1967. In 1971, he was one of the co-founders of Industrial Waste Services in Miami-Dade County, Florida. He has also held various executive positions in several solid waste management companies. From 1994 until September 1997, he served as a Vice President of American Transfer, Inc., a refuse recycling company that was sold to Allied Waste in September 1997. Follwing that sale, Mr. Casagrande sought new employment, and in January 1998, he became president. He has held various executive positions in several solid waste management companies including American Transfer Services, Inc. He is currently President of Total Care of Long Island, a cleaning and janitorial services company. He continues to serve as president of that Company. Rick Casagrande is the brother of Jack R. Casagrande.

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

    Our executive officers are elected annual by the Board of Directors to serve at the discretion of the Board of Directors.

BOARD AND COMMITTEE ACTIVITY; STRUCTURE AND COMPENSATION

         During 2000, the Board of Directors had four meetings. The directors attended all of the meetings of the Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended December 31, 2000 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2000, the Company is not aware of any person who failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The following table reflects all forms of compensation for services to the Company for the calendar year ended December 31, 2000 for the officers and Board of Directors of the Company:


                                                                                        Long-term
                                                       2000              1999           Compensation
                                                       ----              ----           Awards
                                                         Annual Compensation            ------------------
                                                       ------------------------         Securities
Name of Principal            Position                  Salary            Salary         Underlying Options
-----------------            --------                  ------            ------         ------------------
Jack R. Casagrande           Chairman                 $ 52,000          $39,000            25,000
                             of Board, CEO

Patrick F. Marzano           Director, President       122,436             *               25,000

Philip Foreman               Director, Chief           153,843             *               25,000
                             Operating Officer

Thomas Roberts               Director, Vice            108,246             *                5,000
                             President


* 1999 Annual compensation was less than $100,000

EMPLOYMENT AGREEMENTS

         We have entered into an employment agreement with Thomas Roberts. The agreement has a three-year term expiring on March 2004 and provides for a salary of approximately $126,965, $140,296 and $155,026, respectively, for the first, second and third years of the term. The agreement contains standard confidentiality and non-solicitation provisions.

         We have entered into an employment agreement with Michael Adams. The agreement has a three-year term expiring on January 9, 2003 and provides a salary of approximately $80,000 plus a reasonable bonus for each of the three years. The agreement contains standard confidentiality and non-solicitation provisions.

STOCK OPTION GRANTS

         The following table provides information on options granted for the fiscal year ended December 31, 2000 and subsequent to that date to officers and directors of the Company.


                                                                                     Individual Grants
                                                                                -----------------------------
                                                                                Number of
                                                                                Securities       % of Total
                                                                                Underlying       Granted
                                                              Date of           Options          to Employees
Name of Principal                   Position                  Grant             Granted          Fiscal Year
-----------------                   --------                  -----             -------          -----------
Jack R. Casagrande                  Chairman                  8/3/2000            25,000         11.11%
                                    of Board, CEO

Patrick F. Marzano                  Director, President       8/3/2000            25,000         11.11%

Philip Foreman                      Director, Chief           8/3/2000            25,000         11.11%
                                    Operating Officer

Thomas Roberts                      Director, Vice            8/3/2000             5,000          2.22%
                                    President


(1) This represents the fair market value of the common stock as of the date of the grant.

(2)  The expiration date of the options is 10 years from the date of the grant.

     All options indicated above are exercisable according to the following schedule:

         25% on first anniversary of option grant date of August 3, 2001
         25% on the second anniversary of option grant date of August 3, 2002 25% on the third anniversary of option grant date of August 3, 2003 25% on the fourth anniversary of option grant date of August 3, 2004

(3) Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown, compounded annually, from the date of the grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the Securities Exchange Commission. The actual value, if any, the officer or directors may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, if the officer or director were to sell the shares on the date of the exercise, so there is no assurance that the value will be equal to or near the potential realizable value as calculated in this table.

STOCK OPTION GRANTS

         The following table sets forth certain information concerning unexercised stock options held by our officers and directors of the Company as of December 31, 2000. No stock appreciation rights have been granted or outstanding.


                                                                                        Value of
                                                          Number of Securities          Unexercised
                                                          Underlying Unexercised        In-the-Money
                                                          Options at                    Options at
                                                          December 31, 2000             December 31, 2000
                         Shares Acquired    Value         -------------------------     --------------------------
Name of Principal        On Exercise        Realized      Exercisable Unexercisable     Exercisable  Unexercisable
-----------------        -----------        --------      ----------- -------------     -----------  -------------
Jack R. Casagrande            --               --         50,000         75,000         $128,750     $128,750
Patrick F. Marzano            --               --         25,000         50,000           64,375       64,375
Philip Foreman                --               --         10,000         35,000           25,750       25,750
Thomas Roberts                --               --              0         20,000                0            0



(1) The closing price of the Common Stock as reported on the OTC Bulletin Board on December 31, 2000 was $2.875.
(2) Values are calculated by multiplying (a) the difference between $2.875 and the option exercise price by (b) the number of shares of common stock underlying the option.

STOCK OPTION PLAN

         The 1999 Stock Option Plan was adopted by the Board of Directors effective as of February 3, 1999, and was approved by the shareholders in February 1999. The Stock Option Plan is intended to provide employees, consultants and directors with additional incentives by increasing their proprietary interests in Star Services. Under the Stock Option Plan, Star Services may grant options with respect to 2,000,000 shares of Star Services common stock.

         During 2000, the Company's Board of Directors granted options to purchase 217,400 shares of common stock at an exercise price of $3.75 per share. All such options vest over a four-year schedule and are exercisable no later than 10 years after the grant date. Because the exercise price was greater than the market value of the Company's stock on the date of the grant, there was no compensation cost associated with the grant. As of March 31, 2001, we had options to purchase 966,400 shares of common stock outstanding at a weighted average exercise price of $0.30 per share.

         The Compensation Committee of the Board of Directors currently administers the Stock Option Plan. The Compensation Committee determines the employees, consultants and directors to whom options are granted (the "Optionees"), the type, size and term of the options, the grant date, the expiration date, the vesting schedule and other terms and conditions of the options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of the Company's common stock as of March 31, 2001, by (i) each person known to the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each director and nominee for director of the Company, (iii) each officer named in the executive compensation table of this proxy statement, and (iv) all directors and officers as a group. Unless otherwise indicated the address of each of the beneficial owwners identified is c/o Star Services Group, Inc., 2075 North Powerline Road, Pompano Beach, FL 33069. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.


                                                                            Shares             Percent
Name and Address of Beneficial Owner                 Position               Owned              of Class(1)
------------------------------------                 --------               ------             -----------
Directors and Officers

Jack Casagrande (2)                                  CEO                    670,000            5.34%
                                                     Chairman of
                                                     the Board

Rocco Casagrande (3)                                 Director               460,000            3.67%

Charles D. Greene (4)                                                       912,500            7.28%

Frank P. Marzano (5)                                 Director             1,125,000            8.97%

Patrick F. Marzano (6)                               President            1,125,000            8.97%

Philip Foreman (7)                                   Director, COO           10,000            *

Thomas Roberts (8)                                   Director, Vice          10,000            *
                                                     President

Angelo Marzano (9)                                   Secretary              312,500            2.49%

Michael C. Marzano (10)                              Director                25,000            *

Samuel G. Weiss (11)                                 Director                41,000            0.33%


All directors and executive officers                                      4,691,000           37.42%
as a group (10 persons)


* Less than 1%.

         (1) Percentage ownership based on 12,136,745 shares of common stock outstanding as of March 31, 2001.

         (2) Includes 50,000 shares of common stock subject to options either currently exercisable or exercisable by Mr. Casagrande within 60 days of March 31, 2001.

         (3) Includes 25,000 shares of common stock subject to options either currently exercisable or exercisable by Mr. Casagrande within 60 days of March 31, 2001.

         (4) Includes 12,500 shares of common stock subject to options either currently exercisable or exercisable by Mr. Green within 60 days of March 31, 2001.

         (5) Includes 25,000 shares of common stock subject to options either currently exercisable or exercisable by Mr. Marzano within 60 days of March 31, 2001.

         (6) Includes 25,000 shares of common stock subject to options either currently exercisable or exercisable by Mr. Marzano within 60 days of March 31, 2001.

         (7) Includes 10,000 shares of common stock subject to options either currently exercisable or exercisable by Mr. Foreman within 60 days of March 31, 2001.

         (8) Includes 0 shares of common stock subject to options either currently exercisable or exercisable by Mr. Roberts within 60 days of March 31, 2001.

         (9) Includes 25,000 shares of common stock subject to options either currently exercisable or exercisable by Mr. Marzano within 60 days of March 31, 2001.

         (10) Includes 25,000 shares of common stock subject to options either currently exercisable or exercisable by Mr. Marzano within 60 days of March 31, 2001.

         (11) Includes 25,000 shares of common stock subject to options either currently exercisable or exercisable by Mr. Weiss within 60 days of March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

         In November 1999, we entered into an agreement to provide operational and administrative management services to J.R. Capital Corp., ("J.R. Capital") owned by the chairman Jack R. Casagrande of J.R. Capital, which owns and operates several material recovery facilities in Florida. The agreement is for a five-year period ending October 2004. Under the terms of the agreement, we provide administrative and managerial functions, maintain books and records, and provide other services to J.R. Capital. In addition, we have agreed to permit J.R. Capital to dispose of waste at a rate equal to the lesser of the fair market value, or the same rate which we charge on an internal basis. In return, we receive an annual management fee of $1,537,293, receivable in monthly installments of $128,108. The full provisions of the agreement were deferred by the parties until January 1, 2000. As a result, for the years ended December 31, 2000 and 1999, related party management fee income totaled $1,537,293 and $20,258, respectively.

         In addition, both parties allow each other to utilize any of each other's facilities for a price equal to 90% of the fair market value for such services charged to non-affiliate third parties. The agreement may be terminated by J.R. Capital upon 30 days written notice and by Star upon 90 days written notice.

RELATED PARTY ACCOUNTS

During 2000, Star derived $2,269,826 and $290,425 of revenue for disposal fees and trucking services provided to J.R. Capital in 2000 and 1999, respectively. Star incurred $2,857,487 and $1,035,548 of costs for disposal fees at J.R. Capital's material recovery facilities in 2000 and 1999, respectively.

         At March 31, 2001, accounts payable includes net payables to J.R. Capital of $840.997 and accounts receivable includes net receivables from J.R. Capital of $911,318. Such payables and receivables are satisfied in the ordinary course of business.

         During 2000, 1999 and 1998, Star paid accounting fees to a firm, which is owned, in part, by one of Star's significant shareholders. Such fees totalled $59,865, $13,400 and $12,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

         Delta Tall Pines Corp., our wholly-owned subsidiary has entered in to a lease with Tidal Wave Investment Corporation, Inc. ("TWI") for a MRF in Palm Beach County. The lease expires July 31, 2005 and commenced June 1, 1999. Payments under the lease are approximately $20,000 per month. Messrs. Patrick F. Marzano and Jack R. Casagrande have a minority interest in TWI. We believe that the terms of the lease are no less favorable than would be available from an independent third party.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            STAR SERVICES GROUP, INC.



              Signature                  Title                   Date
              ---------                  -----                   ----

/s/ FRANK P. MARZANO                   Director                April 30, 2001
---------------------------------
Frank P. Marzano