Form 10-Q
period 2001-03-31
STAR SERVICES GROUP INC
filed 2001-05-15
CIK 1090864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH ISSUER'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    CLASS                                        OUTSTANDING ON APRIL 30, 2001
    -----                                        -------------------------------

    COMMON STOCK............................................12,141,745

================================================================================

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
PART I
Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
               March 31, 2001 and December 31, 2000 ............................   2
          Consolidated Condensed Statements of Operations
               Three Months Ended March 31, 2001 and March 31, 2000.............   3
          Consolidated Condensed Statement of Stockholders' Equity
               Three Months Ended March 31, 2001 and March 31, 2000.............   4
          Consolidated Condensed Statements of Cash Flows Three
               Months Ended March 31, 2001 and March 31, 2000...................   5
          Notes to Consolidated Condensed Financial Statements..................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................  12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............  18

PART II

Item 6.   Exhibits and Reports on Form 8-K......................................  19


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                           March 31,       December 31,
                                                                             2001             2000
                                                                         ------------      ------------
                                                                         (Unaudited)
                                                     ASSETS

Current assets:
              Cash                                                       $     52,906      $    189,199
              Accounts receivable                                           4,350,152         3,156,357
              Prepaid expenses                                              1,215,200           591,407
              Deferred income taxes                                           150,518           143,850
                                                                         ------------      ------------
                          Total current assets                              5,768,776         4,080,813
                                                                         ------------      ------------

Property and equipment, at cost:
              Machinery and equipment                                      12,993,608        11,935,658
              Structures and improvements                                   6,252,710         6,092,460
              Office furniture and equipment                                  238,020           176,581
                                                                         ------------      ------------
                                                                           19,484,338        18,204,699
              Less accumulated depreciation                                 2,212,873         1,745,747
                                                                         ------------      ------------
                          Net property and equipment                       17,271,465        16,458,952
                                                                         ------------      ------------

Other assets:
              Cost in excess of net assets acquired                         3,290,809         3,671,096
              Deferred charges                                              3,934,920         4,185,935
                                                                         ------------      ------------
                          Total other assets                                7,225,729         7,857,031
                                                                         ------------      ------------
                          Total assets                                   $ 30,265,970      $ 28,396,796
                                                                         ============      ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
              Current portion of long-term debt                          $  3,267,231      $  2,990,372
              Accounts payable                                              1,151,086         1,280,968
              Accrued expenses                                              2,634,233         1,994,147
              Deferred revenues                                               226,622           141,974
                                                                         ------------      ------------
                          Total current liabilities                         7,279,172         6,407,461
                                                                         ------------      ------------
Long-term debt, net of current portion                                     11,284,317        10,166,368
Loans from related parties                                                  1,500,000         1,700,000
                                                                         ------------      ------------
                                                                           12,784,317        11,866,368
                                                                         ------------      ------------

Stockholders' equity:
              Common stock, $.01 par value
                30,000,000 shares authorized,
                12,136,745 shares issued and outstanding in 2001              121,367
                11,590,495 shares issued and outstanding in 2000                                115,905
              Additional paid-in capital                                   15,454,996        15,368,561
              Subscription receivable                                      (4,500,000)       (4,500,000)
              Accumulated deficit                                            (873,882)         (861,499)
                                                                         ------------      ------------
                          Total stockholders' equity                       10,202,481        10,122,967
                                                                         ------------      ------------
                          Total liabilities and stockholders' equity     $ 30,265,970      $ 28,396,796
                                                                         ============      ============

                 See notes to consolidated financial statements

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three-month period
                                                       ended March 31,
                                                -----------------------------
                                                    2001             2000
                                                ------------      -----------
                                                         (unaudited)

Revenues
              Services                          $  8,064,813      $ 4,222,324
              Related party services                 292,027          431,338
              Related party management fees          349,110          384,323
                                                ------------      -----------
                                                   8,705,950        5,037,985
                                                ------------      -----------

Expenses:
              Direct costs                         5,148,855        2,358,351
              Related Party                          690,850        1,218,416
              Selling and administrative           1,890,742        1,002,986
              Stock-based compensation                80,643           80,643
              Depreciation and amortization          584,792          242,737
                                                ------------      -----------
                                                   8,395,882        4,903,133
                                                ------------      -----------
Income (loss) from operations                        310,068          134,852

Interest income                                          238            5,977
Interest expense                                    (313,420)        (116,630)
Costs related to closure of facilities               (15,937)        (449,401)
                                                ------------      -----------
Income (loss) before income taxes                    (19,051)        (425,202)

Income taxes benefit (expense)                         6,668          148,821
                                                ------------      -----------
Net income (loss)                               $    (12,383)     $  (276,381)
                                                ============      ===========
Earnings (loss) per share                       $      (0.00)     $     (0.03)
                                                ============      ===========
Historical weighted average shares
              outstanding                         11,940,898        8,107,813
                                                ============      ===========


                 See notes to consolidated financial statements

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Three-month periods ended March 31, 2001 and 2000

                   (Information for three-month periods ended
                      March 31, 2001 and 2000 is unaudited)



                                                               Common stock                                Retained
                                                        -------------------------       Additional           earnings
                                                         Issued                           paid-in         (accumulated
                                                         shares         Par value          capital          deficit)
                                                        ---------      -----------      --------------    ------------

Balance at January 1, 2000                              8,100,000        $ 81,000        $ 5,199,393        $(422,195)
Issuance of common stock and
              capital contributions (unaudited)            59,260             593            380,052               --
Net income (unaudited)                                         --              --                 --         (276,381)
                                                       ----------        --------        -----------        ---------
Balance at March 31, 2000 (unaudited)                   8,159,260        $ 81,593        $ 5,579,445        $(698,576)
                                                       ==========        ========        ===========        =========


Balance at January 1, 2001                             11,590,495        $115,905        $15,368,561        $(861,499)
Issuance of common stock and
              capital contributions (unaudited)           546,250           5,462             86,435               --
Net loss (unaudited)                                           --              --                 --          (12,383)
                                                       ----------        --------        -----------        ---------
Balance at March 31, 2001 (unaudited)                  12,136,745        $121,367        $15,454,996        $(873,882)
                                                       ==========        ========        ===========        =========



                 See notes to consolidated financial statements

                            STAR SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three-month period
                                                                                 ended March 31,
                                                                         -------------------------------
                                                                             2001               2000
                                                                         -----------         -----------
                                                                                  (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                      $   (12,383)        $  (276,381)
  Adjustments to reconcile net income (loss) to
    net cash (used in) operating activities:
              Depreciation and amortization                                  584,792             255,209
              Stock-based compensation                                        80,643              80,643
              Deferred charges expenses                                      517,641              11,767
              Changes in operating assets and liabilities:
                Increase in accounts receivable                           (1,193,795)           (291,579)
                Increase in prepaid expenses                                (623,793)           (136,219)
                Increase in deferred income tax asset                         (6,668)           (148,821)
                Increase (decrease) in accounts payable                     (129,882)            (35,180)
                Increase in accrued expenses                                 640,086             277,299
                                                                         -----------         -----------
                          Net cash provided by (used in)
                            operating activities                            (143,359)           (263,262)
                                                                         -----------         -----------
Cash flows from investing activities:
  Capital expenditures                                                    (1,279,639)           (192,907)
                                                                         -----------         -----------
                          Net cash (used in) investing activities         (1,279,639)           (192,907)
                                                                         -----------         -----------

Cash flows from financing activities:
  Proceeds from long-term debt                                             2,012,146                  --
  Proceeds from (repayment of) shareholder loans                            (200,000)                 --
  Principal payments under loan agreements                                  (617,338)           (648,073)
  Net proceeds from issuance of common stock
    and capital contributions                                                 91,897                  --
                                                                         -----------         -----------
                          Net cash provided by (used in)
                            financing activities                           1,286,705            (648,073)
                                                                         -----------         -----------
Net increase (decrease) in cash and equivalents                             (136,293)         (1,104,242)
Cash and equivalents, beginning of period                                    189,199           1,476,406
                                                                         -----------         -----------
Cash and equivalents, end of period                                      $    52,906         $   372,164
                                                                         ===========         ===========
Supplemental disclosure of cash flow information:
Interest expense paid                                                    $   313,420         $   116,630
                                                                         ===========         ===========


                 See notes to consolidated financial statements

                   STAR SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

    These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Star Services Group, Inc. and subsidiaries collectively called ("the Company") at March 31, 2001 and the results of its operations and its cash flows for the period then ended and for the period ended March 31, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended December 31, 2000. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

2.       EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

                                                  Three Months Ended
                                                      March 31,
                                          --------------------------------
                                              2001                2000
                                          ------------         -----------
Earnings
     Net Income (Loss)                    $    (12,383)        $  (276,381)
                                          ------------         -----------
Income(loss) applicable to
     common shareholders                  $    (12,383)        $  (276,381)
                                          ============         ===========

Basic:
Income(loss) applicable to
     common shareholders                  $    (12,383)        $  (276,381)
Weighted average shares
outstanding during the period               11,940,898           8,107,813

     Basic                                $      (0.00)        $     (0.03)

Diluted:
Income(loss) applicable to
     common shareholders                  $    (12,383)        $  (276,381)

Weighted average shares
     outstanding during the period          11,940,898           8,107,813

Effect of dilutive securities:
     Stock Options                                   0                   0
                                          ------------         -----------
Diluted weighted common
     shares outstanding                     11,940,898           8,107,813

     Diluted                              $      (0.00)        $     (0.03)

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

    On December 26, 2000 the Company acquired specified assets of Peerless Big Apple, Inc., Peerless Dade, Inc. and Peerless Miami Avenue, Inc., (together referred to as the "Peerless Group"). The Peerless Group is engaged in the business of waste collection, portable toilets, hauling, recycling, and transferring of demolition debris. The acquisition added three additional material recovery facilities to the Company's operation. The purchase price for the assets was $7,530,850 comprised of common stock, cash, the assumption of debt and the issuance of a promissory note. The total number of shares to be issued under the terms of the agreements is 1,600,000. Estimated revenues for the Peerless Group's latest fiscal period, for the assets being acquired by the Corporation are $6.7 million.

4.  PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                                                      YEARS
                                                      -----

                      Machinery and equipment....      5-10
                      Office furniture and
                         equipment...............         5
                      Structures and improvements      5-39

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

5.  RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

     Effective November 1999, Star entered into an agreement to provide operational and administrative management services to J.R. Capital Corp., ("J.R. Capital") a related party corporation. J.R. Capital, which is owned by the chairman of Star, owns and operates several material recovery facilities in Florida. The agreement is for a five-year period ending October 2004. Under the terms of the agreement, Star is to provide administrative and managerial functions, maintain books and records, and provide other services to J.R. Capital. In addition, Star has agreed to permit J.R. Capital to dispose of waste at a rate equal to the lesser of the fair market value, or the same rate which Star charges on an internal basis. In return, Star receives an annual management fee of $1,537,293, receivable in monthly installments of $128,108. The full provisions of the agreement were deferred by the parties until January 1, 2000. For the three months ended March 31, 2001, Star generated $641,137 of revenue from J.R. Capital and incurred expenses to J.R. Capital of $690,850.

     Accounts payable as of March 31, 2001 includes net payables to J.R. Capital of $900,017. Accounts receivables as of March 31, 2001 includes net receivables from J.R. Capital of $911,318.

    Loans from related parties represent uncollateralized advances made to the Company by shareholders and officers. Interest only is payable in monthly installments at rates ranging from 2% above the prime rate to 12%. The notes mature in October 2003 through February 2004.

    Effective June 1999, Delta Tall Pines Corp. entered into an operating lease agreement with a related party for a material recovery facility in Palm Beach County, Florida. The lessor is a corporation which is owned by two of Star's principal shareholders and officers. The lease is for a 74-month term ending July 2005, at a monthly rental of $21,200. In addition, the Company is responsible for all real estate taxes and operating costs. Rent paid to the related party totalled $63,600 for the three months ended March 31, 2001.

    Effective May 30, 2000, Delta Resources sold the customer list and some equipment both from the rolloff operations in Brevard County, Florida to Charles Greene, a former secretary of Star in exchange for a one year promissory note in the amount of $175,000. The transaction was entered into by Star in an effort to terminate all operations in Brevard County.

6.  INCOME TAXES

    Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Valuation allowances, if any, are provided when the expected realization of deferred tax assets does not meet a "more likely than not" criterion.

    Deferred tax benefits of $6,668 were realized for the three months ended March 31, 2001, as a result of the Company's net operating loss of approximately $19,051. Such loss is available to be carried forward through the year 2021 to offset future years' taxable income. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The deferred tax asset has been classified as current based on the expected reversal date of the temporary difference.

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

RESULTS OF OPERATIONS

    The following table reflects the Company's operating revenues for the three months ended March 31, 2001 and 2000 for each of the Company's principal lines of business.


                                                                   Three-month period
                                                                    ended March 31,
                                                         -----------------------------------------
                                                              2001                        2000
                                                         ------------              ---------------
                                                          (unaudited)
Waste Services
       Commercial Waste Services                         $    497,266              $       165,673
       Industrial Waste Services                            4,501,826                    2,728,197
       Other Waste Services                                         0                            0
            Total Waste Services                            4,999,092                    2,893,870
MRFs                                                        3,357,748                    1,748,898
Management Services                                           349,110                      384,323
Landfills                                                           0                       10,894
                                                         ------------              ---------------
Operating Revenue                                        $  8,705,950              $     5,037,985
                                                         ============              ===============

    The following table presents, for the periods indicated, the various consolidated line items as a percentage of gross revenues.

                                                   Three-month period
                                                     ended March 31,
                                                  ---------------------
                                                   2001           2000
                                                  ------         ------
                                                       (unaudited)

Revenues

            Services                              92.64%         83.81%
            Related party services                 3.35%          8.56%
            Related party management fees          4.01%          7.63%
                                                  ------         ------
                                                 100.00%        100.00%
                                                  ------         ------

Expenses:
            Direct costs                          59.14%         46.81%
            Related Party                          7.94%         24.18%
            Selling and administrative            21.72%         19.91%
            Stock-based compensation               0.93%          1.60%
            Depreciation and amortization          6.72%          4.82%
                                                  ------         ------
                                                  96.31%         97.32%
                                                  ------         ------
Income (loss) from operations                      3.69%          2.68%

Interest income                                    0.00%          0.12%
Interest expense                                  -3.60%         -2.31%
Costs related to closure of facilities            -0.18%         -8.91%
                                                  ------         ------
Income (loss) before income taxes                 -0.23%         -8.42%
Income taxes benefit (expense)                     0.08%          2.95%
                                                  ------         ------
Net income (loss)                                 -0.15%         -5.47%
                                                  ======         ======


                                              Three-month period
                                               ended March 31,
                                        ----------------------------
                                           2001              2000
                                        ----------        ----------
                                                (unaudited)


Waste Services
       Commercial Waste Services        $  497,266        $  165,673
       Industrial Waste Services         4,501,826         2,728,197
       Other Waste Services                      0                 0
            Total Waste Services         4,999,092         2,893,870
MRFs                                     3,357,748         1,748,898
Management Services                        349,110           384,323
Landfills                                        0            10,894
                                        ----------        ----------
Operating Revenue                       $8,705,950        $5,037,985
                                        ==========        ==========

                                              Three-month period
                                              ended March 31,
                                            ----------------------
                                             2001            2000
                                            ------          ------
                                                  (unaudited)

Waste Services
       Commercial Waste Services              5.71%           3.29%
       Industrial Waste Services             51.71%          54.15%
       Other Waste Services                   0.00%           0.00%
            Total Waste Services             57.42%          57.44%
MRFs                                         38.57%          34.71%
Management Services                           4.01%           7.63%
Landfills                                     0.00%           0.22%
                                            ------          ------
Operating Revenue                           100.00%         100.00%
                                            ======          ======


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

    Total revenues for the three months ended March 31, 2001 increased to $8,705,950 from $5,037,985 for the three months ended March 31, 2000. The increase of $3,667,965 was primarily attributable to increased volumes in industrial waste services and MRF's. The increase was also attributable to internal growth as well as the acquisition in the 4th Quarter 2000 of the Peerless Group assets.

DIRECT COSTS

    Total direct costs for the three months ended March 31, 2001 increased to $5,839,705 from $3,576,767 for the three months ended March 31, 2000. The increase of $2,262,938 was due to the increased volume and disposal costs of industrial waste services and MRF's. The increase in direct costs was also attributable to the increase in revenues from acquisitions as well as internal growth.

SELLING AND ADMINISTRATIVE

    Selling and administrative expenses for the three months ended March 31, 2001 increased to $1,890,742 from $1,002,986 for the three months ended March 31, 2000. The increase of $887,756 was due to the increase in administrative overhead required to manage the Company's growth. The largest increases came in the areas of administrative salaries, professional fees, occupancy costs and travel. As a percentage of revenues, for the three months ended March 31, 2001 selling and administrative expenses increased to 21.72% from 19.91% for the same three month period ended March 31, 2000.

STOCK-BASED COMPENSATION

    During February 1999, the Company issued 759,000 options to employees of the Company. The options vest over a four-year period. Stock-based compensation represents the portion of the total compensation expense to be recognized over the vesting period.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the three months ended March 31, 2001 increased to $584,792 from $242,737 for the three months ended March 31, 2000. The increase was the result of the purchase of over $11,000,000 of property and equipment and amortization of costs in excess of net assets acquired in business combinations.

INTEREST INCOME AND EXPENSE

    Interest income for the three months ended March 31, 2001 decreased to $238 from $5,977 for the three months ended March 31, 2000. Interest expense for the three months ended March 31, 2001 increased to $313,420 from $96,790 for the three months ended March 31, 2000. The increased interest expense of $96,790 was a result of higher debt levels resulting from the purchase of additional property and equipment. Interest income was earned on excess cash balances available as a result of proceeds from the Company's private placement.

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

    As of March 31, 2001, the Company had a working capital deficit of $1,510,396 (a ratio of current assets to current liabilities of 0.79:1) and a cash balance of $52,906 which compares to a working capital deficit of $2,326,648 (a current ratio of 0.64:1) and a cash balance of $189,199 as of December 31, 2000.

    For the three months ended March 31, 2001, net cash used in operating activities was $143,359 as compared to cash used in operating activities of $263,262 for the three months ended March 31, 2000. For the three months ended March 31, 2001 net cash provided by financing activities was $1,286,705 as compared to net cash used in financing activities of $648,073 for the three months ended March 31, 2001.

    For the three months ended March 31, 2001 there were no cash dividends paid.

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

NONE

B.   Exhibits and Reports on Form 8-K

NONE

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

                         STAR SERVICES, INC.

        SIGNATURE                            TITLE                    DATE
        ---------                            -----                    ----

/s/ JACK R. CASAGRANDE          Chairman of the Board and Chief   May 14, 2001
--------------------------      Executive Officer (Principal
   Jack R. Casagrande           Executive  Officer)

 /s/ PATRICK F. MARZANO         Chief Financial Officer and       May 14, 2001
--------------------------      President and Director
   Patrick F. Marzano